Form 10-Q
period 2008-06-30
Hightower Acquisition CORP
filed 2008-10-02
CIK 1435613

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0-53258


                  HIGHTOWER ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             20-5572680
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

               1504 R Street, N.W., Washington, D.C. 20009
           (Address of principal executive offices)  (zip code)

                             202/387-5400
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                        Outstanding at June 30, 2008

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                  HIGHTOWER ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED BALANCE SHEET
                       AS OF June 30, 2008
                           (Unaudited)
                      -----------------------
                             ASSETS
                             ------

   Cash                                          $  500
                                                 ------
   TOTAL ASSETS                                  $  500
                                                 ------



           LIABILITIES AND STOCKHOLDER'S EQUITY
           ------------------------------------


   LIABILITIES

   TOTAL LIABILITIES                             $  --
                                                 ------

   STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -

   Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                 100

   Additional paid-in capital                      1,050

   Deficit accumulated during
       development stage                            (650)
                                                 --------
    Total Stockholder's Equity                       500
                                                 --------
   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                        $   500
                                                 ========



       See accompanying notes to condensed financial statements
                                    2

                   HIGHTOWER ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited)
                       -----------------------

	            	For the	    For the    	September 13,
        	     	6-Months    6-Months   	2006
             		Ended	    Ended	(Inception)
             		June 30,    June 30, 	to June 30,
             		2008	    2007	2008

Income       		$  -	    $   -	$  -


Expenses
 Organization
    expense        	   -		-	   650
                       ------	    -------	-------

   Total expenses          -            -	   650
                       ------	    -------	-------

NET LOSS                $  -         $  - 	$ (650)
=========              ======	    ========	=======

Basic and diluted--
loss per share          $  - 	     $  -
                       ======	    ========

Weighted average
number of shares
outstanding;
basic and diluted      1,000,000   1,000,000
                       =========   =========


       See accompanying notes to condensed financial statements
                                       3

                        HIGHTOWER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                            THROUGH JUNE 30, 2008
                                  (Unaudited)
                              --------------------

                                                                Deficit
                                                                Accumulated
                                                   Additional   During
                            Common Stock Issued    Paid-In      Development
                            Shares      Amount     Capital      Stage        Total
-----------                 ------        -----    ------       --------     --------
BALANCE, SEPTEMBER 13,2006
  (Date of Inception)
Common Stock Issuance       1,000,000    $ 100      $  400       $  -        $  500

Fair value of expense 								535
 contributed

Net Loss                       -           -           535         (535)       (535)

-----------                 ---------     -----     ------      -------      --------
Balance as of
 December 31, 2006          1,000,000      100         935         (535)        500

Fair Value of expense
  contributed                                          115                      115

Net Loss                       					   (115)       (115)
-----------                ---------      -----      ------      -------      -------

BALANCE AS OF
 December 31, 2007         1,000,000        100       1,050        (650)        500

-----------                ---------      -----      ------      -------      -------
Net Loss                      -             -           -            -           -
-----------                ---------      -----      ------      -------      -------

BALANCE AS OF
 June 30, 2008             1,000,000      $ 100      $1,050      $ (650)      $ 500
============               ==========     =======    =======     ========     =======


                See accompanying notes to condensed financial statements
                                                     4

                           HIGHTOWER ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------

                               For the Six        For the Six         September 13, 2006
                               Months Ended       Months Ended        (Inception) to
                               June 30, 2008      June 30, 2007       June 30, 2008
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $  -            $    -                  $  (650)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses               -                 -                      650

                                -------            ------               --------
 Net Cash Used In Operating
       Activities                  -                 -                     -
                                -------            ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES            -                 -                     -
                                -------            ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                 -                   -                   500
                                -------            -------              --------
     Net Cash Provided By Financing
       Activities                  -                   -                   500
                                -------            -------              --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                 -                   -                   500

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD             500                 -                    -
                                -------            -------              --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                 $ 500              $  -                 $ 500
===============                 ========           =======              ========

             See accompanying notes to condensed financial statements

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2008
                           (Unaudited)
                  --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Hightower Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2008, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2008, and the period September 13, 2006 (inception) through
June 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Regulation S-K.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year.

(C) Use of Estimates

The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the condensed statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the periods ended
June 30, 2008 and 2007.

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2008
                           (Unaudited)
                   --------------------------------

(F) Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the periods ended June 30, 2008 and 2007.

(G) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Except for the aforementioned accounting standards, management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing
U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2008
                             (Unaudited)
                    --------------------------------

NOTE 2    STOCKHOLDER'S EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

(B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 1,000,000 shares of its common stock to Pierce Mill Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500.

(C) Additional Paid-In Capital

Additional paid-in capital as of June 30, 2008 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 3).

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by a director of the Company who also own 100% of the outstanding stock of Tiber Creek
Corporation, a shareholder of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.


	In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

      In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing
U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4(T).  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.


      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HIGHTOWER ACQUISITION CORPORATION

                               By:   /s/ James M. Cassidy
                                     President, Chief Financial Officer

Dated:   October 2, 2008


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         October 2, 2008