Form 10-Q
period 2009-03-31
Hightower Acquisition CORP
filed 2009-05-14
CIK 1435613

`	                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009
                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0=53258

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


         Class                                 Outstanding at
                                               March 31, 2009

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

               PART I  -- FINANCIAL INFORMATION


               HIGHTOWER ACQUISITION CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)

                            CONTENTS


PAGE 1       CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 AND
             DECEMBER 31, 2008

PAGE 2       CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM september 13, 2006 (INCEPTION) THROUGH MARCH 31, 2009

PAGE 3 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION) THROUGH MARCH 31, 2009

PAGE 4 CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH MARCH 31, 2009

PAGES 5 - 7 NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009 AND 2008


               HIGHTOWER ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED BALANCE SHEETS
                   -----------------------
                          ASSETS
                          ------

                                                 As of          As of
                                                March 31,    December 31,
                                                 2009           2008
                                               (Unaudited)    ----------
                                               -----------
   Cash                                          $  500       $    500
                                                 ------       --------
   TOTAL ASSETS                                  $  500       $    500
                                                 ------       --------



               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

   LIABILITIES

   TOTAL LIABILITIES                             $  333       $  2,000
                                                 --------     --------
   STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                     -            -

   Common Stock, $.0001 par value,
     100,000,000 shares authorized,
     1,000,000 issued and outstanding               100            100

   Additional paid-in capital                     2,717          1,050
   Deficit accumulated during
     development stage                           (2,650)        (2,650)
                                                --------        -------
   Total Stockholders' Equity
       (Deficiency)                                 167         (1,500)
                                                --------        -------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                           $ 500          $ 500
                                                ========        =======

             See accompanying notes to condensed financial statements

                        HIGHTOWER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                            -----------------------

                                                                            For the Period
                                                                                from
                                                                             September 13,
                                     For the Three      For the Three       2006 (Inception)
                                     Months Ended       Months Ended            through
                                     March 31, 2009     March 31, 2008        March 31,2009
                                     --------------     --------------      ----------------
  Income                             $     -            $     -             $     -
                                     ----------         ----------          ------------
  Expenses
    Organization expense                   -                  -                      650
    Professional fees                      -                  -                    2,000
                                     ----------         ----------           ------------

    Total expenses                   $     -            $     -              $     2,650
                                     ----------         ----------           ------------

  NET LOSS                           $     -            $     -              $    (2,650)
                                     ----------         ----------           ------------

  Basic and diluted-loss per share         -                  -
                                     ----------          ----------

  Weighted average number of shares
outstanding, basic and diluted        1,000,000           1,000,000
                                      ----------         ----------


                 See accompanying notes to condensed financial statements
                                            2

                          HIGHTOWER ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                             THROUGH MARCH 31, 2009
                                --------------------

                                                                       Deficit
                                                                       Accumulated
                                                          Additional   During
                                   Common Stock Issued    Paid-In      Development
                                   Shares     Amount      Capital      Stage          Total
-----------                        ------     -----       ------       --------      --------
BALANCE, SEPTEMBER 13, 2006
   (Date of Inception)
Common Stock Issuance              1,000,000   $ 100      $   400       $    -       $   500
Fair value of expense
   contributed                                                535                        535
Net Loss                                                                   (535)        (535)
                                   ----------  -------    --------      --------      ---------
BALANCE AS OF DECEMBER 31, 2006    1,000,000     100          935          (535)         500

Fair Value of expense contributed                             115                        115
Net Loss                                                                   (115)        (115)

BALANCE AS OF DECEMBER 31, 2007    1,000,000     100        1,050          (650)         500

Net Loss                                                                 (2,000)      (2,000)
                                   ----------  -------     --------      --------     ---------
BALANCE AS OF DECEMBER 31, 2008    1,000,000     100        1,050        (2,650)      (1,500)

Fair Value of expense contributed                           1,667                      1,667
Net Loss                                                                     -            -
                                   ----------   -------    --------      --------     ---------
BALANCE AS OF MARCH 31, 2009       1,000,000     100        2,717        (2,650)         167
                                   ==========   =======    ========      ========     =========

                 See accompanying notes to condensed financial statements

                         HIGHTOWER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             ------------------------
                                                                             For the Period
                                                                             From September
                                            For the Three   For the Three        13, 2006
                                            Months Ended    Months Ended      (Inception) to
                                            March 31, 2009  March 31, 2008    March 31, 2009
                                            --------------  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $     -         $     -           $ (2,650)
Adjustment to reconcile net loss to
  net cash used by operating activities:
  Contributed expenses                           1,667            -              2,317

Increase (decrease) in liabilities:
  Accrued expesnes                              (1,667)           -                333
                                             --------------  --------------    ------------

  Net Cash Used In Operating Activities           -               -                -
                                             --------------  --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES              -               -                -
                                             --------------  --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIE

  Proceeds from issuance of common stock          -               -                500
                                             --------------  --------------    ------------
  Net Cash Provided By Financing
       Activities                                 -               -                500
                                             --------------  --------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS             -               -                500

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                       500             500               -
                                            --------------   --------------    ------------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                    $     500         $   500           $  500
                                            ==============   ==============     ===========

                 See accompanying notes to condensed financial statements

                         HIGHTOWER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2009 AND 2008
                          --------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A) Organization and Business Operations

Hightower Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.
As of March 31, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Fair Value of Financial Instruments

The Company adopted SFAS No.157 effective January 1, 2008, with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For financial instruments consisting of cash and accrued expenses included in the condensed financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments.

For financial instruments consisting of cash and accrued expenses included in the condensed financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments.

                    HIGHTOWER ACQUISITION CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                     AS OF MARCH 31, 2009 AND 2008
                    --------------------------------

(E) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There is no current or deferred income tax expense or benefits due to the Company not having any material operations for the three months ended March 31, 2009 and 2008.

(F) Earnings Per Share

 Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended March 31, 2009 and 2008.

(G) Recent Accounting Pronouncements

FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends
FASB Statement No. 107, Disclosures about Fair Value of Financial
Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,
Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

NOTE 2 STOCKHOLDERS' EQUITY

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

                         HIGHTOWER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2009 AND 2008
                         --------------------------------

NOTE 3  RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of March 31, 2009 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends
FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,
Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

    Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

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

Dated: May 13, 2009

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE                  DATE

/s/ James M. Cassidy               Director            May 13, 2009