Form 10-Q
period 2009-06-30
Hightower Acquisition CORP
filed 2009-08-10
CIK 1435613

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2009

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


         Class                                 Outstanding at
                                               June 30, 2009

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



             HIGHTOWER ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF June 30, 2009 AND
		DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE and SIX
		MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH June 30,
		2009

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
		FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION) THROUGH
		June 30, 2009

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
		JUNE 30, 2009 AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 13,
		2006 (INCEPTION) THROUGH JUNE 30, 2009

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2009 AND 2008


                HIGHTOWER ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
                      -----------------------
                             ASSETS
                             ------

                                                 As of          As of
                                               June 30,      December 31,
                                                 2009           2008
                                              (Unaudited)     ---------
                                              ----------
   Cash                                          $  500       $    500
                                                 ------       --------
   TOTAL ASSETS                                  $  500       $    500
   ------------                                  ------       --------



            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------


   LIABILITIES

   TOTAL LIABILITIES                             $  333         $ 2,000
                                                 ------         --------

   STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                      -               -
   Common Stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                 100            100
   Additional paid-in capital                      2,717          1,050
   Deficit accumulated during
       development stage                          (2,650)        (2,650)
                                                 --------        -------
    Total Stockholders' Equity
        (Deficiency)                                 167         (1,500)
                                                 --------        -------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $   500         $  500
                                                 ========        =======


       See accompanying notes to condensed financial statements
                                    1


                        HIGHTOWER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
      AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH June 30, 2009


	            	For the  	For the		For the	    For the    	For the Period
        	     	3-Months	3-Months	6-Months    6-Months   	from September 13,
             		Ended		Ended   	Ended	    Ended	2006 (Inception)
             		June 30, 	June 30,	June 30,    June 30, 	through June 30,
             		2009            2008        	2009	    2008	2009

Income       		$  -        	$  -       	$  -	    $   -	$  -
                       ------- 		-------  	------	    -------	-------

Expenses
 Organization
    expense        	    -		   -	       	   -		-	   650
 Professional Fees	    -		   -		   -		-	 2,000
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	   -		-	 2,650
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	   -	        -	(2,650)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -		$  -	     $  -


Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000	1,000,000    1,000,000




                See accompanying notes to condensed financial statements
                                       2

                          HIGHTOWER ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                           THROUGH June 30, 2009
                              --------------------

                                                                        Deficit
                                                                        Accumulated
                                                           Additional   During
                                      Common Stock Issued    Paid-In    Development
                                      Shares      Amount     Capital    Stage        Total
   -----------                        ------        -----    ------     --------     --------
  BALANCE, SEPTEMBER 13,2006
     (Date of Inception)
  Common Stock Issuance               1,000,000    $ 100     $  400      $   -        $   500
  Fair value of expense
     contributed                                                535                       535
  Net Loss                                                                   (535)       (535)
                                      ----------    -------   --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2006     1,000,000      100        935          (535)        500

  Fair Value of expense contributed                             115                       115
  Net Loss                       					     (115)       (115)

  BALANCE AS OF DECEMBER 31, 2007     1,000,000      100      1,050          (650)        500

  Net Loss                       					   (2,000)     (2,000)
                                     ----------    -------  --------      --------    ---------
  BALANCE AS OF DECEMBER 31, 2008     1,000,000      100      1,050        (2,650)     (1,500)

  Fair Value of expense contributed                           1,667                     1,667
  Net Loss                       					      -            -
                                     ----------    -------  --------      --------    ---------
  BALANCE AS OF June 30, 2009         1,000,000      100      2,717        (2,650)        167
                                     ==========    =======  ========      ========    =========

                See accompanying notes to condensed financial statements
                                                     3

                           HIGHTOWER ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF CASH FLOWS
                              ------------------------
                                                                              For the Period
                                                                                   From
                                        For the Six        For the Six       September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                        June 30, 2009      June 30, 2008       June 30, 2009
                                        --------------     --------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $       -          $    -            $  (2,650)
Adjustment to reconcile net loss to
 net cash used by operating activities:
 Contributed expenses                           1,667             -                 2,317

Increase (decrease) in liabilities:
  Accrued expesnes                             (1,667)            -                   333
                                          --------------     --------------      --------------

  Net Cash Used In Operating Activities            -               -                    -
                                          --------------     --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES               -               -                    -
                                          --------------     --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock            -               -                  500
                                          --------------     --------------      --------------
    Net Cash Provided By Financing
       Activities                                  -               -                  500
                                          --------------     --------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS              -               -                  500

CASH AND CASH  EQUIVALENTS - BEGINNING
 OF PERIOD                                        500            500                   -
                                          --------------     --------------      --------------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                  $        500       $   500            $     500
                                          ==============     ==============      ==============

             See accompanying notes to condensed financial statements

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                    AS OF June 30, 2009 AND 2008

                  --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Hightower Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.
As of June 30, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There is no current or deferred income tax expense or benefits due to the Company not having any material operations for the six months ended June 30, 2009 and 2008.

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                    AS OF June 30, 2009 AND 2008

                  --------------------------------


(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended June 30, 2009 and 2008.

(F) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166).
SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

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

                   HIGHTOWER ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                    AS OF June 30, 2009 AND 2008

                  --------------------------------

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of June 30, 2009 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166).
SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

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

Dated:   August 5, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         August 5, 2009