Form 10-Q
period 2010-03-31
Adelman Enterprises, Inc.
filed 2010-05-17
CIK 1435613

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0-53258


                     ADELMAN ENTERPRISES, INC.
        (Exact name of registrant as it appears in its charter)

                HIGHTOWER ACQUISITION CORPORATION
                   (Former name of registrant )

            Delaware                             20-5572680
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                 5137 Clareton Drive, Suite 120
                Agoura Hills, California 91301
          (Address of Principal Executive Offices)

                        818/309-0772
       (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           May 14, 2010

Common Stock, par value $0.0001              14,450,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                    ADELMAN ENTERPRISES, INC.
          (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                    (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED
                       MARCH 31, 2010


                         CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010
		(UNAUDITED) AND	DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
		MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR
		THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO
		MARCH 31, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
		DEFICIT FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION)
		TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
		ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) TO MARCH 31, 2010
		(UNAUDITED)

PAGES	5 - 9	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2010
		(UNAUDITED)

                    ADELMAN ENTERPRISES, INC.
          (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
            As of March 31, 2010 and December 31, 2009


                             ASSETS
                             ------


                                               March 31, 2010   December 31,
                                                (Unaudited)        2009
                                              ----------      -----------
   Cash                                          $    500       $     500
                                                  --------       --------
   TOTAL ASSETS                                  $    500       $     500
   ------------                                   ========       ========



            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------


   LIABILITIES

   Accrued liabilities                           $  3,000       $   3,000
                                                  --------        --------
     Total Liabilities                              3,000           3,000
                                                  --------        --------

   STOCKHOLDERS' DEFICIT

   Preferred stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                        -               -
   Common stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                   100            100
   Additional paid-in capital                        2,717          2,717
   Deficit accumulated during development stage     (5,317)        (5,317)
                                                   --------       --------
    Total Stockholders' Deficit                     (2,500)        (2,500)
                                                   --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     500       $    500
   -------------------------------------------    =========       ========


       See accompanying notes to condensed financial statements.
                                    1


                          ADELMAN ENTERPRISES, INC.
             (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2010 and 2009
     and for the Period from September 13, 2006 (Inception) to March 31, 2010
                                 (Unaudited)


	            	      		                           For the Period
                                                                       from
  	                        For the Three    For the Three      September 13,
                                Months ended     Months Ended      2006 (Inception)
                               March 31, 2010   March 31, 2009     to March 31, 2010
                               --------------   --------------     -----------------
Income       		       $         -       $       -          $         -
                                -------------     ------------       --------------

Expenses
 Organization expense        	         -		 -	       	       650
 Professional fees	                 -               -                   4,667
                                -------------     ------------       --------------

   Total expenses                        -               -       	     5,317
                                -------------     ------------       --------------

NET LOSS                                 -               -          $       (5,317)
=========                       =============     ============	     ==============

Basic and diluted--
   loss per share             $          -       $       -
                                =============     ============

Weighted average number of
shares outstanding, basic
and diluted                       1,000,000	    1,000,000
                                =============     ============


                See accompanying notes to condensed financial statements.
                                       2

                              ADELMAN ENTERPRISES, INC.
              (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period From September 13, 2006 (Inception) to March 31, 2010
                                   (Unaudited)
                              --------------------

                                                                          Deficit        Total
                                                             Additional   Accumulated  Stockholders'
                                      Common Stock Issued     Paid-In     During         Equity
                                      Shares        Amount     Capital    Development   (Deficit)
                                      ---------     ------    -------     --------     ----------
  BALANCE, SEPTEMBER 13,2006                 -      $   -     $    -       $    -       $     -
     (Date of Inception)
  Common Stock Issuance                1,000,000       100        400           -            500
  Fair value of expenses contributed                              535                        535
  Net Loss                                                                     (535)        (535)
                                       ----------    -------   --------   ----------    ---------
  BALANCE AS OF DECEMBER 31, 2006      1,000,000       100        935          (535)         500
                                       ----------    -------   --------     --------    ---------
  Fair Value of expenses contributed                              115                        115
  Net Loss                       					       (115)        (115)
                                       ----------    -------   --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2007      1,000,000       100      1,050          (650)         500
                                       ----------    -------   --------     --------    ---------
  Net Loss                       					     (2,000)      (2,000)
                                       ---------     ------    --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2008      1,000,000       100      1,050        (2,650)      (1,500)
                                       ----------    -------   --------     --------    ---------
  Fair Value of expense contributed                             1,667                      1,667
  Net Loss                       					     (2,667)      (2,667)
                                       ----------    -------   --------     --------    ---------
  BALANCE AS OF December 31, 2009      1,000,000       100      2,717        (5,317)      (2,500)
                                       ----------    -------   --------     --------    ---------
  Net Loss                       					        -             -
                                       ----------    -------   --------     --------     --------
  BALANCE AS OF March 31, 2010         1,000,000    $  100    $ 2,717       $(5,317)    $ (2,500)
                                       ==========    =======   ========     ========     ========




                See accompanying notes to condensed financial statements
                                           3

                             ADELMAN ENTERPRISES, INC.
                (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2010 and 2009
        and for the Period from September 13, 2006 (Inception) to March 31, 2010
                                    (Unaudited)

                            ------------------------

                                                                             For the Period from
                                        For the Three      For the Three     September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                       March 31, 2010     March 31, 2009       March 31, 2010
                                       --------------     --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $       -        $      -            $    (5,317)
Adjustment to reconcile net loss to
 net cash used by operating activities:
 Contributed organizational expenses                               -                    650
 Contributed professional fees                     -             1,667                1,667
Increase in Liabilities                                         (1,667)               3,000
                                            ------------     ------------         -----------

  Net Cash Used In Operating Activities            -               -                    -
                                            ------------     ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES               -               -                    -
                                            ------------     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock            -               -                    500
                                            ------------     ------------         ------------
    Net Cash Provided By Financing
       Activities                                  -               -                    500
                                            ------------     ------------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS              -               -                    500

CASH AND CASH  EQUIVALENTS - BEGINNING
 OF PERIOD                                         500           500                    -
                                            ------------      ----------           -----------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                   $       500       $   500             $      500
                                            ============      ===========         ============

             See accompanying notes to condensed financial statements

                          ADELMAN ENTERPRISES, INC.
              (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             March 31, 2010
                               (Unaudited)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Hightower Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. On April 27, 2010, the Company filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. On May 12, 2010, the following events occurred which resulted in a change of control of the Company: 1) the Company redeemed an aggregate of 750,000 of the 1,000,000 shares of its issued and outstanding common stock at a redemption price of $.0001 per share for an aggregate redemption price of $75; 2) the Company issued 14,200,000 shares of common stock to four individuals representing
98.3% of the total outstanding 14,450,000 shares of common stock.
New officers and directors were appointed and elected and the prior officer and sole director resigned.


(B)Interim Financial Statements

The accompanying unaudited condensed balance sheet of Hightower Acquisition Corporation as of March 31, 2010, and the unaudited condensed statements of operations and the unaudited condensed statements of cash flows for the three months ended March 31, 2010 and 2009, and for the period from September 13, 2006 (Inception) to March 31, 2010 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the year-end audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(C) Use of Estimates

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

                        ADELMAN ENTERPRISES, INC.
            (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


(D) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E) Taxes

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

(F) Continuing Financial Support

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $5,317 and a working capital deficit of $2,500 as of March 31, 2010.

The future success of the Company is dependent on its ability to find and successfully merge with a target business and on the President and/or Tiber Creek Corporation to financially support the Company until that time. There can be no assurance that the Company will be successful in completing a merger. The President, who is a 50% shareholder in the Company (by virtue of his 100% ownership of Tiber Creek Corporation, a 50% shareholder, (see
Note 3) has agreed to financially support the on-going expenses of the Company.

                         ADELMAN ENTERPRISES, INC.
             (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


(G) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended March 31, 2010 and 2009.

(H) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, "Fair Value Measurements and Disclosures," establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

Level 1 defined as observable inputs such as quoted prices in active markets;

Level 2 defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of certain financial instruments, including cash and cash equivalents and accrued liabilities approximate their fair values because of the short-term maturity of these instruments.

(I) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company's results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events
(Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.

                         ADELMAN ENTERPRISES, INC.
             (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


NOTE 2    STOCKHOLDERS' DEFICIT

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

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a owns all the outstanding shares of Tiber Creek Corporation, a 50% shareholder of the Company. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of March 31, 2010 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

                         ADELMAN ENTERPRISES, INC.
             (FORMERLY KNOWN AS HIGHTOWER ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


NOTE 4    SUBSEQUENT EVENTS

On April 27, 2010, the Company filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc.

On May 12, 2010, the following events occurred which resulted in a change of control of the Company: 1) the Company redeemed an aggregate of 750,000 of the 1,000,000 shares of its issued and outstanding common stock at a redemption price of $.0001 per share for an aggregate redemption price of $75; 2) the Company issued 14,200,000 shares of common stock to four individuals representing 98.3% of the total outstanding 14,450,000 shares of common stock. New officers and directors were appointed and elected and the prior officer and sole director resigned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


   In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company's results of operations or financial condition.

    In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.

     On April 27, 2010, Hightower Acquisition Corporation filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. On May 12, 2010, the Registrant effected a change in control of the Company by taking the following actions:

     1. The Registrant redeemed an aggregate of 750,000 of its 1,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $75.

     2. The Registrant issued 14,200,000 shares of common stock to the following shareholders in the following amounts representing 98.3% of the total outstanding 14,450,000 shares of common stock:

          Charles Adelman           11,200,000
          Douglas Ridley             1,700,000
          Daniel Kass                1,200,000
          Keith Walley                 100,000

    3. The shareholders of the Registrant and the Board of Directors unanimously ratified the change of the Registrant's name to Adelman Enterprises Inc. as filed with the State of Delaware on April 27, 2010.

     4. New officers and directors were appointed and elected and the prior sole officer and director resigned.

     5. The following persons were elected to the Board of Directors of the Registrant:

          Charles Adelman
          Douglas Ridley
          Daniel Kass
          Keith Walley

     6. The following persons were appointed to the following offices of the Registrant:

               Charles Adelman          President, Chief Executive Officer
               Douglas Ridley           Secretary, Chief Operating Officer


     The Registrant intends to continue and develop the activities of Anthus, LLC, an affiliate of the Registrant. Anthus, LLC is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy. The channel intends to have programming targeted to personal care through health and wellness and global care through positivity and philanthropy. Likewise, Anthus intends to be selective of the type of advertising aired on the network to be complimentary to the intended positive programming.


     Charles Adelman. Charles Adelman, 33, is the president, chief executive officer and a director of the Registrant. Since 2001, Mr.
Adelman has been the president and chief executive officer of Anthem Digital and Anthem Pictures, both California corporations involved in television and film production and DVD distribution business. Mr. Adelman has written, directed and produced several feature films for Anthem Pictures including "2:13" (2009), "Ghost Encounters" (2007) and others. Mr. Adelman is a graduate of the University of Southern California film school, receiving his Bachelor of Arts in Cinema-Television in 2001.

   Douglas Ridley.  Douglas Ridley, 38,  is the secretary, chief operating
officer and a director of the Registrant.   From 1999 to 2004, Mr. Ridley
served as a prosecutor in the Ventura county District Attorney's Office specializing in sexual assault prosecution with the special victims unit. In 2006, Mr. Ridley was a founding partner of Quisenberry, Ridley & Shiffman, Westlake Village, California and specialized in entertainment law. In 2009, Mr. Ridley joined Anthem Digital. Mr. Ridley received his Juris Doctor from the Pepperdine University School of Law in 1999, a Masters Degree in Political Science from California State University, Fullerton, 1995, and his Bachelor Arts degree from California State University, Fullerton, in 1994.

     Daniel Kass. Daniel Kass, 54, serves as a director of the Registrant. From 1987 through 2002, Mr. Kass worked as Executive Vice President for Chicago-based CDW Computers, Inc., a publically traded company (Nasdaq
  CDWC).  He was a member of the Board of Directors from 1993 to 2002.
In 2005, founded XXI Century KIDs 1st Foundation, a non-profit (501c3) organization. As its president, Mr. Kass oversees the execution of the foundation's mission to "[D]evelop and implement self esteem and nutrition programs that promote a cohesive family." In 2009, Mr. Kass founded the The daVinci Society and the InterCulture Foundation, located in San Francisco. InterCulture was founded to provide and facilitate solutions by building strategic relationships and partnerships to implement media technology, civil society programs and education initiatives. From 2007 to
2008, Mr. Kass founded and served as president of NP 3 LLC.   Since 2008,
Mr. Kass has served as president of USWPN, LLC, which he found. Mr. Kass also currently serves as President of Kharma Solutions LLC founded in 2010. Mr. Kass received a Bachelor of Arts Degree in journalism in 1981, from Southern Illinois University, Carbondale, Illinois.

      Keith Walley. Keith Walley, 55, serves as a director of the Registrant. Since 1987, Mr. Walley has worked in the entertainment industry. In 1987, Mr. Walley founded Wild Street Pictures, a film production and foreign sales company based in Los Angeles, California. Mr. Walley established and implemented the company's business and creative strategies while overseeing the company's sales. In 1992, Mr. Walley structured and raised venture capital for a start-up sports souvenir company, Collect-A-Ball International. From 1995 to 1999, Mr. Walley worked on a number of studio films in various positions. In 1999, Mr. Walley wrote, produced and directed the feature film "On the Turning Away", which was invited to make its World Premier at the 1999 Palm Springs International Film Festival. Between September 2001 and October 2004, Mr. Walley produced and/or directed six motion pictures. Since early 2005, Mr. Walley has held the position of Vice President of Anthem Pictures, a full service independent studio in Agoura Hills, California. Mr. Walley's duties include production, acquisitions, international sales, and distribution of the company's catalog of product.


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

Changes in Internal Controls

      There were no changes in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 12, 2010, subsequent to the period covered by this report, the shareholders of the Registrant ratified the change in the name of the company and the filing of the amendment to its certificate of incorporation to reflect such name change and, as part of a change in control of the Registrant, redeemed 750,000 shares of their outstanding stock.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there were not any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.



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

                               HIGHTOWER ACQUISITION CORPORATION

                               By:   /s/ Charles Adelman
                                     President


				By:  /s/ Charles Adelman
				     Chief Financial Officer

Dated:   May 17, 2010