Form 10-Q
period 2010-06-30
Adelman Enterprises, Inc.
filed 2010-08-23
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 0-53258

ADELMAN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

HIGHTOWER ACQUISITION CORPORATION.
(Former name of registrant)

Delaware (State or other jurisdiction of incorporation or organization)	20-5572680 (I.R.S. Employer Identification No.)

5214 Bonsai Avenue
Moorpark, CA 93021
Issuer's Telephone Number:  (818) 436-0410
(Address and phone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐   No ☒

The Registrant has 14,870,100 shares of Common stock, par value $.0001 per share issued and outstanding as of August 14, 2010. There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes ☐   No ☒

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	June 30, 2010 and December 31, 2009	3
	Condensed Statements of Operations
	For the Three and Six Months Ended June 30, 2010 and 2009 and Inception to June 30, 2010	4
	Condensed Statements of Shareholders’ Equity (Deficit)
	For the Six Months Ended June 30, 2010	5
	Condensed Statements of Cash Flows
	For the Six Months Ended June 30, 2010 and 2009 and Inception to June 30, 2010	6
	Notes to Condensed Financial Statements	7-14

Item 2.	Management's Discussion and Analysis or Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures

ADELMAN ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash	$436	$500
Due from related party	3,133	-
Total current assets	3,569	500

Fixed Assets	600	-

Deposits, long-term	200	-

TOTAL ASSETS	$4,369	$500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued liabilities	$6,358	$3,000
Deposits	21,000	-

TOTAL LIABILITIES	27,358	3,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 14,450,000 and 1,000,000 shares at June 30, 2010 and December 31, 2009, respectively	1,445	100
Additional paid-in capital	2,717	2,717
Deficit accumulated during development stage	(27,021)	(5,317)
Less stock receivable	(130)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,989)	(2,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,369	$500

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO JUNE 30, 2010
(UNAUDITED)

	FOR THREE MONTHS ENDED JUNE 30, 2010	FOR THREE MONTHS ENDED JUNE 30, 2009	FOR SIX MONTHS ENDED JUNE 30, 2010	FOR SIX MONTHS ENDED JUNE 30, 2009	FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO JUNE 30, 2010

INCOME	$-	$-	$-	$-	$-

EXPENSES	21,704	-	21,704	-	27,021

NET LOSS	$(21,704)	$-	$(21,704)	$-	$(27,021)

Basic and diluted loss per share	0	0	0	0

Weighted average number of shares outstanding, basic and diluted	8,234,009	100	4,642,015	100

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

	Common Stock Shares	Issued Amount	Additional Paid In Capital	Deficit Accumulated During Development	Stock Receivable	Total Stockholders' Equity (Deficit)

BALANCE AS OF DECEMBER 31, 2009	1,000,000	$100	$2,717	$(5,317)		$(2,500)
Common stock issuance	14,200,000	1,420			$(130)	1,290
Common stock redemption	(750,000)	(75)				(75)
Net (loss) for the six months				(21,704)		(21,704)

BALANCE AS OF JUNE 30, 2010	14,450,000	$1,445	$2,717	$(27,021)	$(130)	$(22,989)

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
TO JUNE 30, 2010
(UNAUDITED)

	FOR SIX MONTHS ENDED JUNE 30, 2010	FOR SIX MONTHS ENDED JUNE 30, 2009	September 13, 2006 (Inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(21,704)	$-	$(27,021)
Adjustment to reconcile net loss to net cash used
by operating activities:
Contributed organizational expenses			650
Contributed professional fees			1,667
Changes in operating assets and liabilities:
Due from related party	(3,133)		(3,133)
Other assets	(200)		(200)
Accrued liabilities	3,358		6,358
Deposits	21,000		21,000
Net Cash Used In Operating Activities	(679)	-	(679)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchase of Property and Equipment	(600)		(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,290		1,290
Redemption of common stock	(75)		(75)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,215		1,215

INCREASE IN CASH AND CASH EQUIVALENTS	(64)	-	436

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	500	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$436	$-	$436

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1	BACKGROUND AND PRESENTATION

Organization and Nature of Business

Hightower Acquisition Corporation (the “Registrant”) was incorporated under the laws of the state of Delaware on September 13, 2006. The Registrant filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. (the “Company”). On May 12, 2010 and effected a change in control under which it intends to launch a global television network as well as a motion capture technology.

Presentation and Going Concern

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 30, 2010.

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the Unites States of America and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has not generated any revenue since its inception, has incurred a loss of approximately $22,000 in 2010 and has an accumulated deficit of approximately $27,000 as of June 30, 2010. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time.

These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.  In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and the disclosure of contingent assets and liabilities.  These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations.  The Company’s actual results could vary materially from management’s estimates and assumptions.

Disclosure About Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and other accrued expenses approximate their carrying amounts due to the nature and short maturity of these instruments.  Other than amounts due to related party, the Company considers the carrying value of its financial instruments to approximate their fair value due to the short maturity of these instruments.

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time.  At this time, management does not plan to adopt fair value accounting for nonfinancial assets or liabilities.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, there were no dilutive instruments outstanding during the periods ended June 30, 2010 and 2009, respectively.

Recent Pronouncements

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at July 1, 2009. The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

Additionally, there are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

NOTE 2	CHANGE IN CONTROL

On April 27, 2010, Hightower Acquisition Corporation (the “Registrant”) filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. (the “Company”) On May 12, 2010; the Registrant effected a change in control by taking the following actions:

1.  The Registrant redeemed an aggregate of 750,000 of its 1,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $75.

2.  The Registrant issued 14,200,000 shares of common stock in exchange for $1,420 to the following shareholders in the following amounts representing 98.2% of the total outstanding 14,458,400 shares of common stock:

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

5.  The following persons were elected to the Board of Directors of the Company:

Charles Adelman
Douglas Ridley
Daniel Kass
Keith Walley

6.  The following persons were appointed to the following offices of the Company:

Charles Adelman          President, Chief Executive Officer
Douglas Ridley             Secretary, Chief Operating Officer

NOTE 3	LEASE AGREEMENT

On June 1, 2010, the Company entered into a short-term lease agreement on a building located at 5214 Bonsai Avenue, Moorpark, CA 93021, which is currently owned by Moorpark Development Company (MDC). This lease agreement will allow the Company to keep their initial monthly overhead to a minimum. The terms of the lease agreement are as follows:

1.      The term of the lease is four months, after which will continue on a month to month basis until terminated.

2.      Either party can terminate upon 30 days notice to the other party. However, during the initial term, MDC can terminate only if the building is being leased or sold to another party.

3.      The Company has the first right of refusal to match any offers to either lease or buy the building on the same or better terms as the potential lessee or buyer.

4.      The Company will issue an amount of its stock equal in value to $4,750 per month starting June 1, 2010 in lieu of rent. This stock will be common stock, and will be registered with the Company’s planned public offering.

NOTE 5	RELATED PARTY BALANCES DUE

During the quarter ending June 30, 2010, there are balances due to and from two different entities. The relationship between the companies and explanation of the balances are as follows:

1.      Anthus, LLC: Charles Adelman owns 100% of the shares of this company currently and will be transferring his ownership to the Company. Anthus, LLC is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy.  During the change in ownership some of the expenses for the Company were paid out of the Anthus, LLC bank account as the Company did not yet have an account. These amounts were for basic operating expenses reflected in the Company’s Statement of Operations for the quarter ended June 30, 2010 and totaled $3,150.

2.      Anthem Pictures: For the weeks prior to June 1, 2010, the Company was operating out of the Anthem Pictures office located at 5137 Clareton Drive, Suite 120 Agoura Hills, CA 91301. Charles Adelman is 51% owner and President of Anthem Pictures. There were basic operating expenses incurred by Anthem Pictures on behalf of the Company which totaled $2,255. During this period, there were also expenses that the Company incurred on behalf of Anthem Pictures that totaled $382.

NOTE 5	SUBSEQUENT EVENT

Subsequent to June 30, 2010, the Company sold 420,100 shares of its common stock to various related and unrelated parties for a total of $50,290.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be effected by a number of factors, which include, but are not limited to the following: economic and business conditions, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified two accounting policies that the Company believes are key to an understanding of its financial statements. These are important accounting policies that require management's most difficult, subjective judgment.

Going Concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from sales of its film products sufficient to sustain its longer-term operations and growth initiatives, including its desired marketing and new potential film screenplays.

Non-Cash Equity Issuances. The Company periodically issues shares of common stock in exchange for, or in settlement of, services. Management values the shares issued in such transactions at either the then market value of its common stock, as determined by the Board of Directors and after taking into consideration factors such as the volume of shares issued or trading restrictions, or the value of the services received, whichever is more readily determinable.

Expenses

General and Administrative

Prior to this quarter, the Company was deemed a shell company with no operations. During this quarter, the Company shifted to a development stage company by changing management and ownership and implementing its plan to launch a global television network as well as a motion capture technology. During this quarter, its expenses have consisted mainly of general and administrative expenses.  The main components were compensation to the Company’s CEO, COO, and one other employee ($13,200). There was a total of $4,750 in rent expense and $1,034 in travel expenses.

Plan of Operation

During the fiscal year ending December 31, 2010, the Company plans to release shares to the public in order to raise capital which will allow them to build out the social network side of Anthus, LLC as well as begin production on programming. Part of the funds raised will be put into Menache Adelman in order to get the technology smaller in size. The Company is currently in initial negotiations to start licensing out the Menache technology as well as pre-sell ad space on the network in order to generate income.

Employees

The Company’s CEO, Charles Adelman, along with the Company’s COO Douglas Ridley, Jessica Adelman and Nicholas Restuccio are the only four employees currently employed by the Company. The Company has identified individuals to fill the key positions with the Company which will be filled as capital and liquidity allow.

Liquidity and Capital Resources

The Company is not currently producing income.  The current efforts to raise funds through the issuance of common stock will allow the Company to begin implementing its plan to launch a global television network as well as a motion capture technology.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4T.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company, who are the same person (“the Certifying Officer”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officer concludes that the Company’s disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC. This is due to the lack of employing internal resources sufficiently knowledgeable in accounting and SEC disclosures.

With the change in management in this quarter we had a significant change in the Company’s internal controls from the prior quarter. We are currently evaluating our procedures and controls and will be implementing improvements in these processes during the next six months.

PART II
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS      None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS      None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES      None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2010, Hightower Acquisition Corporation (the “Registrant”) filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. (the “Company”) On May 12, 2010, the Registrant effected a change in control by taking the following actions:

     1.  The Registrant redeemed an aggregate of 750,000 of its 1,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $75.

     2.  The Registrant issued 14,200,000 shares of common stock in exchange for $1,420 to the following shareholders in the following amounts representing 98.3% of the total outstanding 14,450,000 shares of common stock:

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

     5.  The following persons were elected to the Board of Directors of the Company:

          Charles Adelman
          Douglas Ridley
          Daniel Kass
          Keith Walley

     6.  The following persons were appointed to the following offices of the Company:

Charles Adelman	President, Chief Executive Officer
Douglas Ridley	Secretary, Chief Operating Officer

ITEM 5.       OTHER INFORMATION      None.

ITEM 6.       EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC. (Registrant)

Dated: Aug 20, 2010
Charles Adelman,
President, Chief Executive Officer, Chief Financial Officer