Form 10-Q
period 2010-09-30
Adelman Enterprises, Inc.
filed 2010-11-15
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The Registrant has 15,080,300 shares of Common stock, par value $.0001 per share issued and outstanding as of September 30th, 2010. There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes ☐   No ☒

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Balance Sheets
	September 30, 2010 and December 31, 2009	3
	Condensed Statements of Operations
	For the Three and Nine Months Ended September 30, 2010 and 2009 and Inception to September 30, 2010	4
	Condensed Statement of Stockholders’ Equity (Deficit)
	For the Nine Months Ended September 30, 2010	5
	Condensed Statements of Cash Flows
	For the Nine Months Ended September 30, 2010 and 2009 and Inception to September 30, 2010	6
	Notes to Condensed Financial Statements	7-14

Item 2.	Management's Discussion and Analysis and Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes In Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

ADELMAN ENTERPRISES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash	$3,399	$500
Due from related party	11,771	-
Prepaid expenses	4,750	-
Total current assets	19,920	500

Property and equipment, net	2,062	-

Deposits, long-term	2,170	-

TOTAL ASSETS	$24,152	$500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$7,225	$3,000

TOTAL LIABILITIES	7,225	3,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.0001 per share
Authorized – 100,000,000 shares
Issued and outstanding – 15,061,300 and 1,000,000 shares at September 30, 2010 and December 31, 2009, respectively	1,506	100
Additional paid-in capital	140,462	2,717
Deficit accumulated during development stage	(125,038)	(5,317)
Less stock receivable	(3)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	16,927	(2,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,152	$500

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	FOR THREE MONTHS ENDED SEPT 30, 2010	FOR THREE MONTHS ENDED SEPT 30, 2009	FOR NINE MONTHS ENDED SEPT 30, 2010	FOR NINE MONTHS ENDED SEPT 30, 2009	FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPT 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & administrative	97,217	-	118,921	-	124,238

LOSS BEFORE INCOME TAXES	97,217	-	118,921	-	124,238

Income tax expense	800	-	800	-	800
NET (LOSS)	$(98,017)	$-	$(119,721)	$-	$(125,038)

Basic and diluted loss per share	$0.01	$0.00	$0.01	$0.00

Weighted average number of shares outstanding, basic and diluted	14,951,789	1,000,000	8,115,804	1,000,000

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock Shares	Issued Amount	Additional Paid In Capital	Deficit Accumulated During Development Stage	Stock Receivable	Total Stockholders' Equity (Deficit)

BALANCE AS OF SEPTEMBER 13, 2006 (Date of Inception)
Common stock issuance	1,000,000	$100	$400	-	-	$500
Fair value of organizational expenses contributed			535			535
Net loss				(535)		(535)
BALANCE AS OF DECEMBER 31, 2006	1,000,000	100	935	(535)		500

Fair value of organizational expenses contributed			115			115
Net loss				(115)		(115)
BALANCE AS OF DECEMBER 31, 2007	1,000,000	100	1,050	(650)		500

Net loss				(2,000)		(2,000)
BALANCE AS OF DECEMBER 31, 2008	1,000,000	100	1,050	(2,650)		(1,500)

Fair value of professional fees contributed			1,667			1,667
Net loss				(2,667)		(2,667)
BALANCE AS OF DECEMBER 31, 2009	1,000,000	100	2,717	(5,317)		(2,500)

Common stock issued for cash	14,807,500	1,477	118,749		(3)	120,223
Common stock issued for rent	3,800	4	18,996			19,000
Common stock redemption	(750,000)	(75)				(75)
Net (loss) for the nine months ended September 30, 2010				(119,721)		(119,721)

BALANCE AS OF SEPTEMBER 30, 2010	15,061,300	$1,506	$140,462	$(125,038)	$(3)	$16,927

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPTEMBER 30, 2010
(UNAUDITED)

	FOR NINE MONTHS ENDED SEPTEMBER 30, 2010	FOR NINE MONTHS ENDED SEPTEMBER 30, 2009	September 13, 2006 (Inception) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(119,721)	$-	$(125,038)
Adjustment to reconcile net loss to net cash used
by operating activities:
Depreciation	135		135
Stock issued for rent	19,000		19,000
Changes in operating assets and liabilities:
Due from related party	(11,771)		(11,771)
Prepaid expenses	(4,750)		(4,750)
Deposits	(2,170)		(2,170)
Accounts payable and accrued expenses	4,225		7,225
NET CASH USED IN OPERATING ACTIVITIES	(115,052)	-	(117,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,197)		(2,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,223		123,040
Redemption of common stock	(75)		(75)
NET CASH PROVIDED BY FINANCING ACTIVITIES	120,148		122,965

INCREASE IN CASH AND CASH EQUIVALENTS	2,899	-	3,399

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	500	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,399	$-	$3,399

Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1	BACKGROUND AND PRESENTATION

Organization and Nature of Business

Hightower Acquisition Corporation (the “Registrant”) was incorporated under the laws of the state of Delaware on September 13, 2006. The Registrant filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc. (the “Company”) on May 12, 2010 and effected a change in control under which it intends to launch a global television network as well as a motion capture technology.

Presentation and Going Concern

The interim financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data.  Management believes that all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of results have been included in the unaudited financial statements for the interim period presented.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the Unites States of America and have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time.

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

Disclosure About Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of all assets and liabilities reported on the balance sheet approximate their carrying amounts due to the nature and short maturity of these instruments.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents. Such amounts include shares potentially issuable upon conversion of the convertible preferred stock. However, there were no dilutive instruments outstanding during the periods ended September 30, 2010 and 2009, respectively.

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

NOTE 2	STOCKHOLDERS’ EQUITY

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

Subsequent to the change in control, the Company has been selling shares of its common stock at different prices starting June 25, 2010.

From June 25, 2010 through July 28, 2010 individuals who had helped with the initial stages of the Company were offered to purchase shares of common stock at a par value of 0.0001. The number of shares of common stock they could purchase at this price was limited to 10,000 shares, except for three individuals who were each allowed to purchase 50,000 shares of common stock at this price because of their increased involvement with the Company. A total of 150,000 shares were issued at par to these individuals, generating $15 in proceeds as of September 30, 2010.

Beginning July 28, 2010, Adelman Enterprises Inc. stopped the sale of shares of common stock at par value and began selling shares of common stock at $2.50 per share. A total of 47,500 shares were issued under these terms, generating $118,750 in proceeds as of September 30, 2010.

In lieu of rent for an office building through September 30, 2010, the Company has issued a total of 3,800 common shares.

NOTE 3	LEASE AGREEMENT

On June 1, 2010, the Company entered into a short-term lease agreement on a building located at 5214 Bonsai Avenue, Moorpark, CA 93021, which is owned by Moorpark Development Company (MDC). This lease agreement allowed the Company to keep their initial monthly overhead to a minimum by allowing them to trade common stock for rent in the first four months. Starting October 1, 2010, the lease will be a month-to-month lease requiring monthly payments of $4,750. The Company is sub-leasing part of the building to Anthem Pictures, a related party, at the rate of $2,500 per month.

Rent expense was $14,250 and $19,000 for the three and nine months ended September 30, 2010, respectively. Sub-lease income was $7,500 for the three and nine months ended September 30, 2010.

NOTE 4	RELATED PARTY TRANSACTIONS AND BALANCES

As of and for the nine months ended September 30, 2010, the Company incurred transactions with and was owed amounts by the following related parties:

1.      Anthus, LLC: Charles Adelman, the Company’s Chief Executive Officer, owns 100% of the member capital of Anthus, LLC which is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy. The Company paid amounts on behalf of Anthus, LLC through September 30, 2010 and the balance owed as of that date to the Company is $4,271.

2.      Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures which is sub-leasing part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of September 30, 2010, Anthem Pictures incurred and owed the Company sub-lease rent in the amount of $7,500.

NOTE 5	DEFERRED TAXES

As of September 30, 2010, the Company has a net operating loss of $125,038, which would result in a deferred tax asset of $49,800, however, this amount is fully offset with a valuation allowance, since the Company has not yet started to generate income and the realization of this asset is not currently probable.

NOTE 6	SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company sold 18,000 shares at $2.50 of its common stock to various unrelated parties for a total of $45,000. In addition, the Company issued 1,000 shares of common stock in exchange for the rights to an affiliate website.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

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

LIQUIDITY & CAPITAL RESOURCES

The Company has working capital of $12,695 as of September 30, 2010 as a result of sales of its common stock.  The current efforts to raise funds through the issuance of common stock will allow the Company to begin implementing its plan to launch a global television network as well as a motion capture technology.

PLAN & RESULTS OF OPERATIONS

Plan of Operation

The Company continues to be a development stage company working to implement its plan to launch a global television network as well as a motion capture technology. During the fiscal year quarter December 31, 2010, the Company is expected to acquire Anthus, LLC from Charles Adelman and then issue shares to the public under a Registration Statement to be filed with the Securities and Exchange Commission in order to raise capital to continue to develop the company.

Revenue

The Company has not yet generated revenues.

General and administrative expenses

The Company’s expenses have consisted entirely of general and administrative expenses of $97,217 and $118,921 for the three and nine months ended September 30, 2010, respectively. These expenses were composed mostly of compensation paid to our chief executive officer, chief operating officer, and two employees totaling $13,200 for the three months ended September 30, 2010 and $73,045 for the nine months ended September 30, 2010. Rent expense was $4,750 and $11,500 for the three and nine month periods ended September 30, 2010, respectively. Travel expenses resulted primarily from a business convention and amounted to $1,034 and $7,235 for the three and nine month periods ended September 30, 2010. The Company was a shell company during and did not incur any expenses for the three and nine month periods ended September 30, 2009.

EMPLOYEES

The Company’s CEO, Charles Adelman, the Company’s COO Douglas Ridley, and two other employees are the only four currently employed by the Company. The Company has identified individuals to fill the key positions with the Company which will be filled as capital and liquidity allow.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not engaged in any off-balance sheet arrangements as of September 30, 2010.

CONTRACTUAL OBLIGATIONS

The Company is not subject to any long-term contractual obligations as of September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the nature of our current operations, we have not identified any issues of market risk at this time.

ITEM 4.	CONTROLS AND PROCEDURES

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

In May of 2010, the Registrant redeemed an aggregate of 750,000 of its 1,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $75. The rregistrant issued 14,200,000 shares of common stock in exchange for $1,420 to the following shareholders in the following amounts:

Charles Adelman	11,200,000
Douglas Ridley	1,700,000
Daniel Kass	1,200,000
Keith Walley	100,000

In July of 2010, the Company issued a total of 1,900 shares of common stock in lieu of rent for June and July. The Company also issued 540,000 shares of common stock at a redemption price of $.0001 per share for a total of $54 and another 100 shares issued at a redemption price of $2.50 for a total of $250.

In August of 2010, the Company issued a total of 950 shares of common stock in lieu of rent for that month. The Company also issued 20,000 shares of common stock at a redemption price of $.0001 per share for a total of $2 and another 43,400 shares issued at a redemption price of $2.50 for a total of $108,500.

In September of 2010, the Company issued a total of 950 shares of common stock in lieu of rent for that month. The Company also issued 4,000 shares issued at a redemption price of $2.50 for a total of $10,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

ITEM 5.	OTHER INFORMATION	None.

ITEM 6.	EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC. (Registrant)

Dated: November 12, 2010	/s/ Charles Adelman
Charles Adelman,
President, Chief Executive Officer and Chief Financial Officer