Form 10-K
period 2010-12-31
Adelman Enterprises, Inc.
filed 2011-04-20
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 0-53258

ADELMAN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

HIGHTOWER ACQUISITION CORPORATION.
(Former name of Company)

Delaware (State or other jurisdiction of incorporation or organization)	20-5572680 (I.R.S. Employer Identification No.)

798 Moorpark Avenue
Moorpark, CA 93021
Issuer's Telephone Number:  (818) 436-0410
(Address and phone number of principal executive offices)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Check whether the issuer is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐   No ☒

The company’s stock is not currently trading and there is no current public market for the stock.  The most recent price of any shares privately sold by the Company was $2.50 per share.

The Company has 15,085,300 shares of Common stock, par value $.0001 per share issued and outstanding as of the date of this statement.  The aggregate market value of the common equity not held by affiliates of the Company was $2,463,250 as of December 31, 2010, based upon a share price of $2.50 and 985,300 shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).   NONE.

PART 1

Item 1  Business

Adelman Enterprises, Inc. (the “Company”) was incorporated in Delaware in March 2006 as Hightower Acquisition Corporation, a Delaware corporation (“Hightower”). In April 2010, in connection with a change of control of Hightower, the Company changed its name to Adelman Enterprises, Inc. It also elected new officers and directors.

The Company is a development stage company intended to create a diversified global media and technology company. The Company is developing two initial main facets: (i) the commercialization of certain radio frequency technology for use in development of motion capture systems used to augment special effects in television and film, and (ii) the development of a 24/7 global broadcast television network focusing on health, wellness, positivity and philanthropy that fully integrates online social networking into its programming.

Menache Adelman: Motion Capture

Overview

Pursuant to the terms of a joint venture agreement with Menache LLC, a California limited liability company, the Company formed Menache Adelman, LLC, a Delaware limited liability company (“Menache Adelman”). The Company owns 40% of Menache Adelman.  Menache Adelman is a radio frequency motion capture company with an operational prototype showing proof of concept.  Menache Adelman holds patents in radio frequency identification and motion capture technology for television, film, video games, and other ancillary applications. The Company believes that the technology creates a vastly superior product for this expanding area of special effects at a lower cost than current technology. The patent portfolio of Menache Adelman covers real-time camera tracking for television and film productions; camera telemetry and data encoding standards for productions; on-location motion capture for television, film, and video game production; and on-location analysis and capture of sports events.

On April 24, 2010, the Company executed a joint venture agreement (the “Joint Venture Agreement”) with Menache, LLC, a California limited liability company containing the governing provisions and intentions for creating a new Delaware limited liability company, Menache Adelman LLC (“Menache Adelman”).  On April 30, 2010, the Company executed an operating agreement (the “Operating Agreement”) for Menache Adelman.

The initial members of Menache Adelman and their ownership percentages are:
Menache, LLC	60%
Adelman Enterprises, Inc.	40%

The Company received its 40% interest in consideration for its promise to contribute $3.5 million by November 24, 2010.  The Operating Agreement has twice been amended to extend this deadline.  The Operating Agreement as amended currently requires that of the $3.5 million to be contributed by Adelman Enterprises, $350,000 must be paid to Menache Adelman no later than May 31, 2011. As of the date of this report the Company has not made any portion of the required contribution to Menache Adelman.   If the Company cannot contribute these funds by the May 31, date,  Menache, LLC, has the right to dissolve Menache Adelman and the patents  contributed to Menache Adelman by Menache LLC will revert to Menache, LLC.

The Operating Agreement provides that at all times Menache LLC must be majority owned and controlled by Alberto Menache or the voting rights for Menache LLC revert to Adelman Enterprises.  Conversely under the terms of the Operating Agreement, at all times Adelman Enterprises must be majority owned and controlled by Charles Adelman or the voting rights for Adelman Enterprises revert to Menache LLC.  Mr. Adelman and director Doug Ridley have entered into an agreement that provides that in the event that Mr. Adelman’s voting control dips below 50%, voting rights to Mr. Ridley’s 1.7 million shares will be transferred to Mr. Adelman.  There can be no assurance, however, that such an agreement would be sufficient to protect the Company’s voting rights in Menache Adelman, particularly in the event the Company issues additional shares of common stock to third parties, thereby increasing the number of shares over which Mr. Adelman would need to retain voting control.

Subsequent to those amendments, on November 24, 2010, a new timeline was set in place:  funding by the Company of at least $350,000 must be received three (3) weeks following the date upon the initial public offering of shares of the Company is declared effective, but in no event later than May 31, 2011.

Menache Adelman was formed to be a multifaceted next-generation motion capture technology company. The President of Menache Adelman is Alberto Menache, a pioneer in the motion capture industry. Mr. Menache founded one of the first motion capture companies, Three Space Imagery, Inc., that developed proprietary software for motion capture animation which software continues to be an integral part of the motion capture industry. Mr. Menache is the author of "Understanding Motion Capture for Computer Animation and Video Games", a technical analysis of the art and practice of modern character animation using motion capture. Mr. Menache was a Digital Effects Supervisor at Sony Pictures Imageworks, where he was a contributor to many of the company’s visual effects productions, including such films as “Spiderman,” “The Polar Express,” and “Superman Returns.” In addition to having responsibility for digital effects and motion capture efforts, Mr. Menache designed and implemented that company’s proprietary muscular deformation and facial animation systems.

Motion capture is the process of recording human movement and translating it onto a digital model. In filmmaking and video game development, it refers to recording the movement of human actors and using that information to animate digital character models. The most common approach currently used is the optical method, which uses cameras and reflective markers. In practice, the actors wear full body suits with optical capture devices attached. Each capture device, or marker, is designed to bounce an infrared signal back to several cameras placed around the room or stage. Every movement is captured by the camera, provided that the light can bounce back from the actor to the camera.

Today’s optical technology relies on line-of-sight recording. If an object gets in between the actor and the camera, a little bit of the signal is lost, and the lost data has to be recreated in the computer afterwards. In this optical motion capture process, a significant portion of the budget involves correcting and filling in gaps in the data in the computer after the motion capture session. This inefficiency can add millions of dollars to a motion capture budget.

Mr. Menache solved this problem by developing a new generation of motion capture technology. Instead of using an optical infrared signal to capture the data, Mr. Menache has developed a system that records the data using radio frequency (or “RF”) technology. The Company believes that the use of RF motion capture will save millions of dollars in a motion capture project and also provide greater precision than the optical infrared technology: instead of being confined to a single sound stage, RF technology can pick up data 200 yards from the sensor.

Menache Adelman has three patents granted on this technology and has created a working prototype. The Company believes that the limitations inherent in the current optical technology have inhibited its expansion into other applications. The Company anticipates that the RF technology does not have such limitations and can be expanded into many other applications.

The Operating Agreement provides that the Board of Managers of Menache Adelman will consist of no more than seven and no fewer than three.  The initial managers and their respective votes will be:
Alberto Menache:	3 votes
Daniel Striepeke:	1 vote
Randy Smith:	1 vote
Charles Adelman:	1 vote
Douglas Ridley:	1 vote

The Operating Agreement provides that vacancies of the positions held by Charles Adelman or Douglas Ridley will be filled by a person designated by the Company.  Vacancies in the other positions shall be filled by a person designated by Menache LLC.

Industry

The Company believes that there has not been a major advancement in motion capture technology in over twenty years. The Menache Adelman technology represents a significant advancement in the motion capture industry. The Company further believes that Menache Adelman has an advantage over its competitors due to the involvement of Alberto Menache, a highly regarded expert in the industry. Alberto Menache has invested years and expertise in resolving the complex physics and engineering challenges of this technology using his unique perspective gained from working on the older, outdated technology. The market has a need for this technology for: real time camera tracking for television and film productions; camera telemetry and data encoding standards for productions; on-location motion capture for film, television, and video game production; and on-location analysis and capture of sports events.

Trends

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments and general economic conditions. Currently, motion capture is an exciting prospect for many film makers and video game developers, especially since the movie Avatar became the most successful movie in history.  The combination of incredible filmmaking plus the development of realistic computer generated characters led to the success of this film.  The backbone of Avatar was the creation of the Na’vi, the blue-skinned aliens who were created through the process of motion capture.  By bringing this creation to the forefront of filmmakers and the viewing public, motion capture has become a valued commodity in the industry.

Market Strategy

Specifically for Menache Adelman, market penetration comes through word of mouth and reputation. Initially, all marketing of the technology will be accomplished through direct contact with potential licensees of the system. Alberto Menache’s reputation and history in the industry will be key in gaining market penetration. Additional market penetration will occur through face-to-face meetings with key industry figures and production companies.

Competition

The current competition for Menache Adelman is the combined industry sources that are currently using the older infrared technology for motion capture systems. The most common approach today is the optical method, which uses cameras and reflective markers. In practice, the actors wear full body suits with optical capture devices attached. In the current market, these capture devices resemble glowing ping pong balls. Each capture device, or marker, is designed to bounce an infrared signal back to several cameras placed all around the room or stage where the actors are performing. Every movement is captured by the camera, provided that the light can bounce back from the actor to the camera.

Today’s optical technology relies on line-of-sight recording. If an object gets in between the actor and the camera, a little bit of the signal is lost, and the lost data has to be recreated in the computer afterwards. In this optical motion capture process, a significant portion of the budget involves correcting and filling in gaps in the data in the computer after the motion capture session. This inefficiency can add millions of dollars to a motion capture budget.

We compete with current optical technology providers in motion capture.  Optical technology companies are currently servicing the entertainment production motion capture market as their primary market. They also service smaller markets such as life sciences and engineering.  The clear market leader in Optical Motion Capture is the Vicon division of OMG, PLC (Oxford, UK and Playa del Rey, CA). The company with the second largest market component is Motion Capture Corporation (Santa Rosa, CA).

Anthus, LLC: The Anthus Channel

The Company has an additional project in development through Anthus, LLC, a Delaware limited liability company (“Anthus”). Anthus was wholly owned by Charles Adelman, and in April, 2011, ownership of Anthus was transferred to the Company.

Anthus is a development-stage company incorporated in Delaware in June 2009 by Charles Adelman, president of Anthus and President/CEO of the Company. Anthus is developing the Anthus Channel, a 24/7 global broadcast television network focused on health, wellness, positivity and philanthropy. The basis of the network will be an advanced online social networking system that will create a bridge for advertisers to their target audience, providing a link between broadcast, mobile and web.

The business plan for Anthus has been developed as have the budgets and programming outlines. The revenues for Anthus will be generated through advertising, and international syndication. The Company believes that the Anthus Channel will offer brands and consumers a unique opportunity through its anticipated global reach, content, and social networking components. The Anthus Channel will be shown on three platforms simultaneously, providing viewers with three different means to view a program: tuning in on television, visiting www.anthus.tv, or turning on mobile phones. This reach across interwoven terrestrial, online, mobile devices, and social networking platforms will enable advertisers to sell their products and services throughout the world across multiple platforms in real time.

The Company has developed a model for advertising that it believes will make Anthus profitable by recognizing the desire of advertisers to reach all of these platforms simultaneously. Presently, the cost of an ad shown on a television is separated from the opportunity to reach that audience online.  Anthus will provide, all at the same cost, advertising in traditional broadcast, online, and mobile platforms.

Further, the Company anticipates that Anthus will tap into the growing desire for companies to show their concern with social consciousness.  Advertisers are recognizing that they can engage in “cause marketing,” which links a product with a social cause, charity, or philanthropy. Anthus will provide a ready-made platform to highlight companies looking to showcase their social consciousness.

The Company believes that it is strategically positioned to benefit from the intersection of three key business forces: globalization, which has resulted in a newfound awareness of interdependence and connectedness both on and off-line; technology, in the form of social networking across real-time location-based mobile platforms; and the rise of a collective social consciousness that is compelling companies and consumers to play a more purposeful role in the restoration of both the global community and the lives of others.

The content for the Anthus Channel will be owned and produced in-house by Anthus, LLC. The Company anticipates that the Anthus Channel will launch 40 original television shows that will be created in-house in order to control costs and maintain integrity of programming. By owning its content, Anthus will be able to add value to advertisers by placing them seamlessly into the content of the shows. Anthus will work both with advertisers and advertising agencies throughout the world to sell both this advertising space and the traditional commercial advertisements. The Company anticipates that Anthus will create a marketable long-term asset in the form of this  television program content that can be resold and syndicated to other channels in the future as a supplemental revenue stream.

Anthus does not currently employ any personnel, but the key management team members and executive producers of the planned programming have been identified and will be employed when the Anthus Channel is funded by the Company. A pilot script for one of the scripted dramas has been written, and story outlines have been developed for the unscripted programming. Additional scripts and outlines will be developed once Anthus has been funded by the Company. The anticipated distribution of the programs into a schedule has been completed, and the broadcast of the channel on satellite, cable, and fiber optics will be negotiated once distributors have viewed the programs and committed to broadcast them.

On May 2, 2010, Anthus and RRsat Global Communications Network Ltd. (“RRsat”) executed an agreement appointing RRsat to act as its exclusive agent for the coordination, arrangement and facilitation of the distribution of the Anthus Channel and/or its programming by distributors operating in throughout the world except for North America.  “Distributor” is defined as the owner and/or operator of one or more cable television networks, satellite platforms, IPTV or broadband services, Mobile TV, streaming services or any other services utilizing any known or future technologies for the distribution of television or video programming. Pursuant to the agreement, RRsat will perform the following services:

(i)	Identify distributors that may distribute the Anthus Channel and/or its programming;

(ii)	Promote the Anthus Channel and/or its programming to selected distributors with the goal of enticing them to carry the Anthus Channel;

(iii)	Arrange meetings between the Anthus Channel representatives and distributors;

(iv)	Assist in the negotiations between the Anthus Channel and the distributors;

(v)	Act as point of contact with the distributors; and

(vi)	Collect subscriber reports of total numbers of subscribers from the distributors with which the Channel has entered into agreements.

RRsat is entitled to a commission at a rate of 20% of all revenues received by Anthus from any Distributor in the territory, defined as anywhere outside of the United States, for the distribution of the Anthus Channel and any individual Anthus Channel shows sold by RRsat to a Distributor pursuant to any binding agreement.

Industry

The Company believes that the current pervasive attitude of social consciousness will provide a better opportunity for success in the marketing of the Anthus Channel.  As people throughout the world become more health-conscious and recognize that a positive attitude is beneficial to health and well-being, they will be attracted to the Anthus Channel because of its appeal to those who are passionate about and interested in health and wellness as well as positivity and social causes. Anthus will attempt to meet this need in the marketplace through intentional programming and product integration, which will target those who are more health-conscious and motivated to make an effort to make the world a better place. The social networking opportunities through the Anthus Channel website will provide a new model for integrated marketing and advertising by allowing companies to place advertisements in all distribution media outlets for the Channel: cable, satellites, internet and mobile phones, thereby generating an even greater revenue stream.

Competition

The key item separating Anthus from any other channel in existence is the relationship with the Company’s joint venture partner, Menache Adelman.  Anthus has the right to use the Menache Adelman proprietary and patented motion capture technology in its programming.  This provides Anthus with a competitive advantage as a content producer with Anthus serving as a distribution vehicle within its own channel.  Menache-Adelman will have control of whether or not to license its competitors to utilize the proprietary technology.  Further, Menache Adelman can use the network as a platform to test and implement the proprietary technology and show proof of concept to other potential channel licensees. Anthus has the ability to use motion capture in its content in a way that no other network has due to the lower cost involved with Menache Adelman motion capture.   The benefit to Anthus is that the content seen on Anthus will be able to incorporate the technological sophistication of motion capture, usually only seen in big budget movies, on a television network owned by the Company at a fraction of the cost.

Competition for the content and theme of the Anthus Channel comes from broadcast and cable channels competing for viewers and advertisers. The company believes that large broadcast companies attempt to incorporate health and social conscious themes through their existing programming, but do so only on a transitory basis during celebrations of Earth Day or other recognized events. The Company believes that large broadcasting networks cannot adhere to a positive message similar to that designed by the Anthus Channel. Because they have larger corporate infrastructure and a larger bottom line, the networks need to respond to larger advertisers and special interest groups who may have little or no regard to the principles of good health, wellness and positivity.

The Company believes that its Anthus programming will compete with the cable conglomerate Discovery Channel. The Discovery Channel produces the type of non-scripted documentary programming which comprises the bulk of the programming that the Company anticipates will be shown on Anthus. The Discovery Channel produced a channel called “Discovery Health” which was not continued, and the Company believes that it was not continued because of its limited focus on health care. The Company believes that there is a strong demand among the television viewing audience for preventative treatment programming, good news, and positivity – a need that will be met by Anthus.

While there is some existing competition, the Company believes that Anthus will provide unique niche programming that is technologically superior and will thus attract a sizable audience. The expertise of management, the innovative nature of its marketing approach, and the advanced technology at its disposal should set the Company apart from its competitors.

Market Strategy

The largest asset of the Company for penetrating the market is that the Company intends to develop and own a television network. The Company will have the ability to market through its communication and graphic departments, online social networking infrastructures, and a traditional broadcast television network. The developments of Menache Adelman can be easily highlighted through the Anthus Channel, which will also provide a strong investor relations tool that can be utilized by the Company as well.

The market strategy for the Anthus Channel will begin with the creation of the beta social networking site immediately following funding. This site, as well as affiliations surrounding the site, will serve as the “viral” focal point for all the Company's online and social network advertising. Anthus will specifically target pre-existing groups that value the messages of the channel: health and wellness; positivity and the “law of attraction”; and philanthropy, charities, and social causes. By promoting within these pre-existing groups, the Company believes that Anthus will attract these audiences merely by the nature of the programming.

The Company’s second marketing objective will consist of creating retail partnerships in its marketing and key product placement with major advertisers. The Company will employ a more modern marketing model that utilizes existing markets and communication methods. By creating partnerships with potential advertisers, Anthus can use the market reach of the major corporate advertisers to promote the launch of the Channel.

As the Anthus Channel programming is completed and the network approaches its launch date, Anthus will work with advertising agencies and sales teams to sell advertising slots for the network. Anthus will have approximately 5,000 30-second spots to sell each week; these spot times have innate value. Beyond selling these spots, Anthus can barter for airtime on major broadcast networks and cable companies in order to promote its launch. During this period, the Company will begin traditional marketing methods, including banners, billboards, and print advertising, as well as digital advertising through the major social networking sites and search engines. Anthus will also employ a substantial in-house public relations department that will promote the Company, the programming, and the vision.

Trends

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments and general economic conditions. Currently, there is a strong preference in the consumer market for a more positive and hopeful programming slate. The Anthus Channel will tap into this consumer desire by providing programming that highlights social cause and positive events happening across the globe. It will tap into the growing movement within the world’s population that is shifting from reactive medicine to preventative health.

Item 1A   Risk Factors

As a development stage company, the Company has no operating history and has experienced losses since its inception. The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern. That is, the Company needs to create a source of revenue or locate additional financing in order to continue its developmental plans.

The Company has only a limited history upon which an evaluation of its prospects and future performance can be made. The Company’s proposed operations are subject to all business risks associated with new enterprises. The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base.

There is a possibility that the Company could sustain losses in the future. There can be no assurances that the Company will even operate profitably.

Company Risks

The Company has included language in its December 31, 2010 financial statements regarding its ability to continue as a going concern.

The December 31, 2010 financial statements were prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company's current financial resources are not considered adequate to fund its planned operations.  This condition raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from implementation of its business ventures, the Anthus Channel and the motion capture technology.

The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.  These factors raise doubt about the Company’s ability to continue as a going concern without additional equity financing or the ability to commence profitable operations. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

The Company’s business plan is based upon the implementation of the radio frequency technology, which may experience challenges in finding a market.

The Company has entered into a joint venture agreement Menache LLC to form Menache Adelman.  Through Menache Adelman, the Company intends to develop the next generation of motion capture technology. This joint venture comprises a large portion of the Company’s business plan and if the Company were not able to develop the technology nor implement the technology as it now intends, the Company’s anticipated growth and development would be substantially delayed.

The Company holds a minority position in Menache Adelman and it risks losing that position if it does not maintain certain conditions including funding and Mr. Adelman’s voting control in the Company.

The Company conditionally owns a 40% interest in Menache Adelman.  The Company received this interest in consideration for a commitment to contribute $3.5 million to Menache Adelman, of which a minimum of $350,000 is due no later than May 31, 2011.  If the Company cannot provide these funds, the 60% owner of Menache Adelman, Menache, LLC, has the right to dissolve Menache Adelman and rights to patents held by Menache Adelman would revert to Menache, LLC.  As of the date of this report the Company has not made any part of its required contribution. There can be no assurances that Adelman Enterprises will be able to make the required contribution by such deadline, nor that the parties will agree to any further extension of such deadline.

In the event that Menache LLC pursues its right to dissolve Menache Adelman, the Company would have no right with respect to the patents on which its motion capture business segment depends and which the Company also believes provide a competitive advantage with respect to the Anthus Channel.

Further, even if the Company makes the required contribution by the May 31, 2011 deadline, if at any time Charles Adelman does not have a majority voting control of the Company, then all voting rights of Company in Menache Adelman will automatically be transferred to Menache LLC, giving the Company no rights to vote with respect to the management or operations of Menache Adelman.  While there is an agreement in place between Mr. Adelman and Mr. Ridley that in the event that Mr. Adelman’s voting control dips below 50%, Mr. Ridley will grant to Mr. Adelman voting rights to Mr. Ridley’s 1.7 million shares.   However, there can be no assurance that upon the exercises of warrants or issuance of further shares,  Mr. Adelman’s voting control of the Company will remain over 50%.

In addition, if the Company issues additional shares to Mr. Adelman in order to assure his control of the Company, all other shareholders of the Company will be diluted and shareholders in the Company, other than Mr. Adelman will have limited rights to direct or affect management of the Company.

The Company is a development-stage company with no operating history of its own and as such shareholders cannot assess the Company’s profitability or performance.

Because the Company is a development-stage company with no operating history, it is impossible for a shareholder to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which a shareholder may judge its potential. As a Company emerging from the development-stage, it may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business.

If we are not profitable in the future, we may be unable to continue our operations.

We have incurred operating losses since inception. If and when we achieve profitability depends upon a number of factors, including our ability to develop and market innovative product offerings and maintain sufficient funds to finance our activities. If we are not profitable in the future, we may be unable to continue our operations.

We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.

Our success depends on the continued services of our executive officers and other key management and on our ability to attract, retain and motivate qualified personnel. Competition for skilled personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop our business.

Trend in consumer preferences and viewership may significantly impact on the development of the Anthus Channel.

The ability of the Company to market the Anthus Channel may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. The Company believes that currently there is a strong preference in the consumer market for a more positive and hopeful programming slate. However, there is no assurance that the Company will be successful in marketing any of its products, or that the revenues from the sale of such products will be significant. Consequently, the Company’s revenues may vary by quarter, and the Company’s operating results may experience fluctuations.

The Company may not be able to manage its distinct business segments, Anthus Channel and motion capture technology.

While both facets of the Company are related to the entertainment industry, each business segment is a separate company, requiring management and attention to ensure success.  The Company may not be able to divide its attention to appropriate supervise both entities.  The Company may not be able to devote sufficient resources in the way of personnel or capital to manage each facet of its business.  Consequently, the Company may need to bring in additional management, in order to manage the business and the performance of additional management may not be sufficient to ensure the success of either segment.

The Company may experience unanticipated obstacles to execution of the Company’s business plan.

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions through the exploitation of the knowledge, skills and expertise of the Company’s principals and advisors. However, future unforeseen events, including the inability to raise sufficient funds, may prevent the institution or completion of the Company's business plan and management of the Company may determine to make corrections to its business plan that take the Company in unanticipated directions.

We may fail to retain or attract the specialized technical and management personnel required to successfully operate our business.

Our success depends on the continued services of our executive officers and other key management, engineering, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Competition for skilled engineers and management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals.  The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements, and may result in lost sales and a diversion of management resources.

Intense competition in our markets may result in large losses.

We compete with specialized and diversified entertainment companies. Some of these include the Discovery Channel, The Oprah Winfrey Network (OWN), and Discovery Fit & Health.  For our scripted programming, we compete with NBC and FOX networks.  In addition, start-up companies may seek to compete in our markets.

Many of our competitors have longer operating histories and greater resources to support development and marketing efforts than we do.  These competitors may be able to react more quickly and devote more resources to efforts that compete directly with our own.  Competition could harm our business, financial condition and results of operations.  We cannot assure you that we can compete successfully against current or potential competitors.

The Company has no assurances as to the protection of the Company’s proprietary rights and trade secrets.

In certain instances, the Company may rely on trade secrets to protect intellectual property and proprietary technology and processes which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that other parties will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies in order to protect proprietary rights and for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

The industry for motion capture technology is fluid, and the Company’s motion capture technology may not prevail as a viable technology.

The success of the Company’s motion capture technology is reliant on the supposition that this technology is better than the existing technology.  The industry involves scientific discoveries and additional discoveries in the industry could hamper the success of the Company’s technology.  There is no way to predict the length of time in which the Company’s technology will retain superiority in the market place, or if it will even gain a foothold in order to achieve this dominance.  As such, the value of the motion capture technology may significant diminish or disappear upon new discoveries in the industry.

The industry for media content is fluid, and the Company’s media content offers may not find a market.

The market for media content is inherently subjective and affected by the whims of both the viewing public and corporate advertisers.  The consumer appetite for the content of the Anthus Channel may decrease in favor of other types of content.  Further, many factors out of the Company’s control affect the success of content in the media industry, and as such, the content produced by Anthus may never gain an audience.  Additionally, many factors affect the willingness of corporate advertisers to spend money on advertising on a network such as Anthus, resulting in a lack of adequate advertising supporting the content.

The Company is a development stage company and has a correspondingly small financial and accounting organization.  Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is a development stage company with a finance and accounting organization that has been geared toward its operations as a small privately owned company; however, the rigorous demands of being a public reporting company will require a larger finance and accounting group. As a public company, the Company will be subject to the reporting requirements of the Securities Exchange Act of 1934. The requirements of this law and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company's personnel, systems and resources.

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company’s founder beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Charles Adelman, the founder and president of the Company, is currently the beneficial owner of approximately 74.2% of the Company’s outstanding common stock.  Mr. Adelman and Mr. Ridley have entered into an agreement that provides that if Mr. Adelman’s voting control dips below 50%, Mr. Ridley will transfer voting rights to Mr. Adelman for Mr. Ridley’s 1.7 million shares.  As such, Mr. Adelman will be able to control most matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent shareholders from realizing a premium over the market price for their Shares of common stock.

Further, a provision in the operating agreement for Menache Adelman provides that if at any time Mr. Adelman does not have a majority of voting control in the Company, then the Company's voting rights in Menache Adelman will revert to Alberto Menache. This provision will also have the effect of delaying or preventing a change in control as any such change in the majority voting control of the Company will eliminate the Company's voting rights in Menache Adelman.

There is no public market for the Company’s shares and the lack of such a market may make resale of the stock difficult.

No public market exists for the Company’s securities and the Company cannot assure any shareholder that a market will develop. If a public trading market does not develop, shareholders may have difficulty selling their common stock should they desire to do so.

The Company does not intend to pay dividends to its stockholders, so shareholders will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, shareholders should not expect the Company to pay dividends in the foreseeable future. As a result, shareholders will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any shareholder. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid.

The Company has 20,000,000 authorized shares of undesignated preferred stock which, if issued, may impact the rights and seniorities of the common stock.

The Company has 20,000,000 authorized shares of undesignated preferred stock. Pursuant to its certificate of incorporation and by-laws, such stock may be designated and issued from time to time by the board of directors. The Company has not designated nor issued any preferred stock nor any other senior security and does not currently anticipate issuing such preferred stock or any other senior security, but circumstances may arise at which time it would be in its best interests to issue such stock. The Company's certificate of incorporation empowers the board of directors to designate such stock a series, or series, of shares and to fix the powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof including such items as the dividend rates, relative rights of priority, if any, of payment of dividends on shares of that series; terms and conditions of conversions, if any; redemption rights, if any; and the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company. Any or all of such designations may place such preferred stock ahead of the outstanding common stock for dividends, liquidations or other preferences. In addition, any convertibility of preferred stock may dilute the value of the outstanding common shares depending upon the terms of such convertibility. The Company's board of directors has not designated any preferred stock but the availability to it to so designate the stock may negatively impact on the status of the outstanding common stock.

Item 1B  Unresolved Staff Comments

None.

Item 2     Properties

The Company has no properties and at this time has no agreements to acquire any properties.

On June 1, 2010, the Company entered into a short-term lease agreement on a building located at 5214 Bonsai Avenue, Moorpark, CA 93021, which is owned by Moorpark Development Company (MDC).  From June 1, 2010 to September 30, 2010 the Company issued a total of 3,800 shares of Common Stock to MDC in lieu of rent. The Company agreed to register the shares issued to MDC for resale pursuant to a registration statement.  Starting October 1, 2010 the Company began paying a monthly rent of $4,750.

Anthem Pictures, a company owned 51% by Charles Adelman, sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021 from the Company. As of December 31, 2010, Anthem Pictures owed the Company rent in the amount of $5,920.

 On March 1, 2011, the Company vacated its offices on Bonsai Avenue and entered into a new short-term lease agreement on a 1,180 square foot building located at 798 Moorpark Avenue, Moorpark, CA  93021.  This building is owned by the Redevelopment Agency of the City of Moorpark (Redevelopment Agency).  The term is month to month at a lease rate of $800 for the first six months and increasing to $900 in month seven.

Item 3    Legal Proceedings.

As of the date of this report there is no litigation pending or to management’s knowledge threatened against the Company.

Item 4    (Removed and Reserved)

PART II

Item 5   Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

There is currently no public market for the Company's securities.

Shareholders

As of March 31, 2011, the Company had 15,085,300 shares of common stock issued and outstanding held by 62 shareholders of record.  All such shares were sold pursuant to exemptions from registration under the Securities Act of 1933, for prices ranging from $0.0001 to $2.50 per share.

Dividends

To date, we have not declared any cash dividends and we currently expect to retain any earnings to finance the development of our business.

Item 6   Selected Financial Data

Not applicable. See Financial Statements and Supplementary Data.

Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues.  The Company's principal business objective is to continue to develop its business plan as described in Item 1 above.

You should read this section together with our financial statements and related notes thereto included elsewhere in this report. In addition to the historical information contained herein, this report contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believe," "anticipate," "estimate," "expect," "are of the opinion that" and words of similar import, constitute "forward-looking statements." You should not place any undue reliance on these forward-looking statements.

You should be aware that our results from operations could materially be affected by a number of factors, which include, but are not limited to the following: economic and business conditions, our ability to control costs and expenses, access to capital, and our ability to meet contractual obligations. There may be other factors not mentioned above or included elsewhere in this report that may cause actual results to differ materially from any forward-looking information.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Value of Stock Issued for Services

We may issue shares of our common stock in exchange for, or in settlement of, services. Our management values the shares issued in such transactions as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Results of Operations

Operating Results for the Year Ended December 31, 2010, as compared to the Year Ended December 31, 2009

During the year ended December 31, 2010, we recognized a total of $128,574 in payroll expenses and $8,840 in payroll taxes as compared to $0 during the year ended December 31, 2009. This increase is the result of the Company funding its development costs.

The salaries for officers of the Company for the year ended December 31, 2010 are as follows:

Charles Adelman	$31,866
Douglas Ridley	$45,105

Expenses which include salaries, rent, professional fees, travel and other general office expenses increased $223,865 to $226,532 for the year ended December 31, 2010 compared to $2,667 for the year ended December 31, 2009. This significant increase in expenses is directly related to the Companies change in control and funding its development activities. These activities during the year ended December 31, 2010 included paying officer and staff salaries of approximately $142,000; securing and renting office space of approximately $33,000; consulting with and paying lawyers and accountants approximately $10,000; traveling and attending meetings $10,000 and paying other general office and corporate expenses of approximately $32,000.

Liquidity and Capital Resources

The Company incurred losses since we began operating our business and, as of December 31, 2010, we had an accumulated deficit of $217,029. As of December 31, 2010 we had cash of $1,507. Throughout the year ended December 31, 2010 we raised $186,393 through the private placement of 14,830,300 shares of our common stock. We sold 0 of shares of our common stock for the year ending December 31, 2009. In December of 2010, Dan Kass loaned the Company $25,000 for operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.

Off-Balance Sheet Arrangements

Since our inception through December 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Item 8    Financial Statements and Supplementary Data.

ADELMAN ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation):

We have audited the accompanying balance sheet of Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation), a development stage company (the "Company") as of December 31, 2010, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the year ended December 31, 2010 and the portion of the since inception period from January 1, 2010 to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation) as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 , and the portion of the since inception period from January 1, 2010 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not recognized any revenue since inception and has a shareholders’ deficit of $217,029. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
April 15, 2011
Camarillo, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation):

We have audited the accompanying balance sheets of Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation) (a development stage company) (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from September 13, 2006 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adelman Enterprises, Inc. (formerly known as Hightower Acquisition Corporation) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from September 13, 2006 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
April 14, 2010

ADELMAN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31,

	2010	2009
ASSETS
Cash	$1,507	$500
Due from related party	15,354	-
Other current assets	218	-
Total current assets	17,079	500

Property and equipment, net	4,985	-
Deposits, long-term	2,170	-

TOTAL ASSETS	$24,234	$500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts Payable	$6,593	$-
Due To Related Party	25,000	-
Accrued Expenses	22,702	3,000

TOTAL LIABILITIES	54,295	3,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share Authorized – 20,000,000 shares, none issued and outstanding	-	-
Common stock, par value $0.0001 per share Authorized – 100,000,000 shares, Issued and outstanding – 15,080,300 and 1,000,000 respectively	1,508	100
Additional paid-in capital	185,460	2,717
Deficit accumulated during development stage	(217,029)	(5,317)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(30,061)	(2,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,234	$500

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Period from September 13, 2006 (Inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from September 13, 2006 (Inception) to December 31, 2010

REVENUE	$-	$-	$-

EXPENSES

Salaries and Wages	128,574	-	128,574

Rent	33,250	-	33,250

Other Expenses	64,708	2,667	70,025

Total Expenses	226,532	2,667	231,849

OTHER INCOME AND EXPENSE

Sub-lease Income	15,620	-	15,620

LOSS BEFORE INCOME TAXES	(210,912)	(2,667)	(216,229)

Income Tax Expense	800	-	800

NET LOSS	$(211,712)	$(2,667)	$(217,029)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	9,875,452	1,000,000

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 13, 2006 (Inception) to December 31, 2010

	Common Stock Shares	Issued Amount	Additional Paid In Capital	Deficit Accumulated During Development	Total Stockholders' Equity (Deficit)
BALANCE AS OF SEPTEMBER 13, 2006 (Inception)	1,000,000	$100	$400	$-	$500
Fair Value of Organizational Expenses Contributed			535		535
Net (loss)				(535)	(535)
BALANCE AS OF DECEMBER 31, 2006	1,000,000	100	935	(535)	500
Fair Value of Organizational Expenses Contributed			115		115
Net (loss)				(115)	(115)
BALANCE AS OF DECEMBER 31, 2007	1,000,000	100	1,050	(650)	500
Net (loss)				(2,000)	(2,000)
BALANCE AS OF DECEMBER 31, 2008	1,000,000	100	1,050	(2,650)	(1,500)
Fair Value of Organizational Expenses Contributed			1,667		1,667
Net (loss)				(2,667)	(2,667)
BALANCE AS OF DECEMBER 31, 2009	1,000,000	100	2,717	(5,317)	(2,500)
Common stock issued for cash	14,826,500	1,479	163,747		165,226
Common stock issued for rent	3,800	4	18,996		19,000
Common stock redemption	(750,000)	(75)			(75)
Net (loss)				(211,712)	(211,712)
BALANCE AS OF DECEMBER 31, 2010	15,080,300	$1,508	$185,460	$(217,029)	$(30,061)

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Period from September 13, 2006 (Inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from September 13, 2006 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(211,712)	$(2,667)	$(217,029)
Adjustment to reconcile net loss to net cash used by operating activities:

Depreciation	413	-	413

Stock issued for rent	19,000	-	19,000

Contributed organizational expenses	-	-	650

Fair value of professional fees contributed	-	1,667	1,667

Changes in operating assets and liabilities:

Due from related party	(15,354)	-	(15,354)

Other Current Assets	(218)	-	(218)

Deposits	(2,170)	-	(2,170)

Accrued Expenses	19,702	1,000	22,702

Accounts Payable	6,593	-	6,593

Net Cash Used In Operating Activities	(183,746)	-	(183,746)

CASH FLOWS FROM INVESTING ACTIVITIES-

Purchase of Property and Equipment	(5,398)	-	(5,398)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	165,226	-	165,726

Proceeds from related party note	25,000	-	25,000

Redemption of common stock	(75)	-	(75)

NET CASH PROVIDED BY FINANCING ACTIVITIES	190,151	-	190,651

INCREASE IN CASH AND CASH EQUIVALENTS	1,007	-	1,507
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	500	500	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,507	$500	$1,507

Cash Paid For:

Interest	-	-	-

Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

1.	NATURE OF OPERATIONS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization & Nature of Operations

Adelman Enterprises, Inc., formerly known as Hightower Acquisition Corporation (the “Company”) was incorporated under the laws of the state of Delaware on September 13, 2006.  On April 27, 2010, Hightower Acquisition Corporation filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc.  On May 12, 2010 and effected a change in control under which it intends to launch a global television network as well as a motion capture technology, by taking the following actions:

1.	The Company redeemed an aggregate of 750,000 of its 1,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $75.

2.	The Company issued 14,200,000 shares of common stock in exchange for $1,420 to the following shareholders in the following amounts:

Charles Adelman	11,200,000
Douglas Ridley	1,700,000
Daniel Kass	1,200,000
Keith Walley	100,000

3.	The shareholders of the Company and the Board of Directors unanimously ratified the change of the Company’s name to Adelman Enterprises Inc. as filed with the State of Delaware on April 27, 2010.

4.	New officers and directors were appointed and elected and the prior sole officer and director resigned.

5.	The following persons were elected to the Board of Directors of the Company:

Charles Adelman
Douglas Ridley
Daniel Kass
Keith Walley

6.	The following persons were appointed to the following offices of the Company:

Charles Adelman	President, Chief Executive Officer
Douglas Ridley	Secretary, Chief Operating Officer

7.
The Company has been selling shares of its common stock at different prices starting June 25, 2010.  From June 25, 2010 through July 28th, 2010 individuals who had helped with the initial stages of the company were offered shares of common stock at a par value of $0.0001.  The number of shares of common stock they could purchase at this price was capped out at 10,000 shares for each shareholder. Three individuals were allowed to purchase 50,000 shares of common stock at this price because of their increased involvement with the Company.  Beginning July 28th, Adelman Enterprises Inc. stopped the sale of shares of common stock at par value and began selling shares of common stock at a discounted projected market price.  Based on the number of shares of common stock and the estimated value of the Company, Adelman Enterprises Inc. set the initial price of $5.00 per common share and sold shares at a 50% discount from that price.  Four individuals used self-directed funds from their IRAs to purchase the discounted shares through various financial institutions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five years for computer equipment, and seven years for office furniture and equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term of the useful life of the improvements.

Non-Cash Equity Issuances

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

Income Taxes

The company uses the asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, which did not exist as of December 31, 2010.  There were no dilutive instruments outstanding during the periods ended December 30, 2010 and 2009, respectively.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $212,000 for the year ended December 31, 2010 and has negative working capital as of that date of $37,216. The Company's current financial resources are not considered adequate to fund its planned operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from implementation of its business ventures, the Anthus Channel and the motion capture technology.

3.	OPERATING LEASE

On June 1, 2010, the Company entered into a short-term lease agreement on a building located at 5214 Bonsai Avenue, Moorpark, CA 93021, which is owned by Moorpark Development Company (MDC).  From June 1, 2010 to December 31, 2010 the Company issued a total of 3,800 shares of Common Stock to MDC in lieu of rent. The Company agreed to register the shares issued to MDC for resale pursuant to a registration statement.  Starting October 1, 2010 the Company began paying a monthly sum of $4,750.

Anthem Pictures, a company owned 51% by Charles Adelman, sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of December 31, 2010, Anthem Pictures owed the Company rent in the amount of $5,920.

 On March 1, 2011, the Company vacated its offices on Bonsai Avenue and entered into a new short-term lease agreement on a 1,180 square foot building located at 798 Moorpark Avenue, Moorpark, CA  93021.  This building is owned by the Redevelopment Agency of the City of Moorpark (Redevelopment Agency).  The term is month to month at a lease rate of $800 for the first six months and increasing to $900 in month seven.

4.	PROPERTY & EQUIPMENT

Equipment purchased through the year ended December 31, 2010 totaled $5,398 and consists of computer and general office equipment. Accumulated depreciation totaled $413 as of December 31, 2010.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2010, there are balances due to and from three different entities. The relationship between the companies and explanation of the balances are as follows:

1.           Anthus, LLC: During 2010, Charles Adelman owned 100% of this company currently and subsequently on April 11, 2011 transferred his ownership of Anthus, LLC to the Company. Anthus, LLC is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy. These amounts were for basic operating expenses reflected in the Company’s Statement of Operations as of December 31, 2010 and totaled $4,271.

2.           Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures. Anthem Pictures sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of December 31, 2010, Anthem Pictures owed the Company rent in the amount of $5,920. In November, the Company purchased furniture and equipment from Anthem Pictures in the amount of $7,500.

3.           Daniel Kass:  Daniel Kass is on the Board of Directors of the Company and owns 8% of the current outstanding shares.  Mr. Kass loaned the Company $25,000 in December of 2010 for Company operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.

Menache Adelman

In addition to the balances listed above, on April 24, 2010, the Company executed a joint venture agreement (the “Joint Venture Agreement”) with Menache, LLC, a California limited liability company (the “Operating Agreement”) containing the governing provisions and intentions for creating a new Delaware limited liability company, Menache Adelman LLC (“Menache Adelman”).  On April 30, 2010, the Company executed an operating agreement for Menache Adelman, conditioned on money being raised for Menache Adelman by the Company and patents being transferred to Menache Adelman by Menache, LLC.

The initial members of Menache Adelman and their ownership percentages are:
Menache, LLC	60%
Adelman Enterprises, Inc.	40%

The Company received this 40% interest on the promise of delivering $3.5 million to fund Menache Adelman, of which a minimum of $350,000 is due no later than May 31, 2011.  If the Company cannot provide these funds, the 60% owner of Menache Adelman, Menache, LLC, has the right to dissolve Menache Adelman and revert the patent rights back to Menache, LLC.

The Operating Agreement provides that at all times Menache LLC must be majority owned and controlled by Alberto Menache or the voting rights for Menache LLC revert to Adelman Enterprises.  Conversely, at all times Adelman Enterprises must be majority owned and controlled by Charles Adelman or the voting rights for Adelman Enterprises revert to Menache LLC.  Mr. Adelman and Mr. Ridley have entered into an agreement that provides that if Mr. Adelman’s voting control dips below 50%, Mr. Ridley will transfer voting rights to 1.7 million shares to Mr. Adelman.

In April 2011, certain patents transferred from Menache LLC to Menache Adelman for a new motion capture system based upon radio frequency (“RF”) technology designed to improve the efficiency of current motion capture process technology.  This new technology covered by the transferred patents includes creation of computer generated characters by capturing the movements of actors and putting them into the computer; real-time camera tracking for film and television productions; camera telemetry and data encoding standards; on-location motion capture for film, television and gaming production; and on-location sports analysis.

The Company committed to funding operations for Menache Adelman for the first year in the amount of $3,500,000.  The use of these funds will be to complete the commercialization of the technology as well as to facilitate deployment of the technology for licensing to productions and other industries.  The Company originally committed to initial funding of at least $350,000 to Menache Adelman no later than October 24, 2010.  If this deadline was not met, Menache LLC had the right to effect the liquidation of Menache Adelman with the ownership of the patents reverting back to Menache LLC.  Net profits would be allocated among members in proportion to ownership interests disclosed above.  No new members can be admitted without written consent of both Menache LLC and the Company.

Subsequent to this agreement, on October 20, 2010, Menache LLC and the Company executed a First Amendment to the Joint Venture Agreement and to the Menache Adelman Operating Agreement granting a 30 day extension on the funding of Menache Adelman.  The agreements were amended to provide a new deadline of November 24, 2010.

Subsequent to those amendments, on November 24, 2010, a new timeline was set in place:  funding by the Company of at least $350,000 must be received three (3) weeks following the date upon the initial public offering of shares of the Company is declared effective, but in no event later than May 31, 2011.

The Board of Managers of Menache Adelman will consist of no more than seven and no fewer than three.  The initial managers and their respective votes will be:
Alberto Menache:	3 votes
Daniel Striepeke:	1 vote
Randy Smith:	1 vote
Charles Adelman:	1 vote
Douglas Ridley:	1 vote

The Operating Agreement provides that vacancies of the positions held by Charles Adelman or Douglas Ridley will be filled by a person designated by the Company.  Vacancies in the other positions shall be filled by a person designated by Menache LLC.

The Operating Agreement further provides that:

1.
If Charles Adelman ceases to be the majority owner of the Company, then all voting rights held by it will transfer to Alberto Menache or his designee, provided that such designee is an entity controlled by  Mr. Menache; and

2.
If Mr. Menache ceases to be the majority owner of Menache LLC, then all voting rights held by it will transfer to Mr. Adelman or his designee, provided that such designee is an entity controlled by Mr. Adelman.

In order to ensure the voting control of Mr. Adelman, his fellow director, Douglas Ridley, has entered into an agreement with Mr. Adelman on April 5, 2011 that if Mr. Adelman’s voting control of the company falls below 50%, Mr. Ridley will transfer his voting interest to Mr. Adelman until such time as Mr. Adelman regains his majority voting control absent this grant.

Menache LLC is controlled and owned by Alberto Menache.   Alberto Menache created and developed the patents that are at the heart of Menache Adelman.  Menache founded an early motion capture company that developed software for motion capture animation.  The software continues to be used in the motion capture industry today.  Menache is the author of “Understanding Motion Capture for Computer Animation and Video Games,” a technical analysis of the art and practice of modern character animation using motion capture.  Menache was a Digital Effects Supervisor at Sony Pictures Imageworks.  He was a contributor to many of the company’s visual effects productions, including such blockbuster films as “Spiderman,” “The Polar Express,” and “Superman Returns.”  In addition to having responsibility for digital effects and motion capture efforts, Menache was involved in the implementation of muscular deformation and facial animation systems.  Menache holds a bachelor's degree in Mechanical Engineering from the National University of Mexico and a Master's Degree in Mathematics and Computer Science from the University of Miami.

6.	INCOME TAXES

Income tax expense for the year ended December 31, 2010 consists of a minimum annual tax of $800 payable to the state of California.

As of December 31, 2010, the Company had a net operating loss carryforward of approximately $217,000, which would result in a deferred tax asset of $86,431.  Since the Company has not yet started to generate income, this amount is not currently expected to be realized, and accordingly, the company has fully offset this deferred tax asset with a valuation allowance of $86,431.  As of December 31, 2009, the deferred tax asset related to the net operating loss carryforward of $5,317 was approximately $1,808 and was also fully reserved.

Unused net operating loss carryforwards will begin to expire in 2026.

The company has not and does not expect to report any uncertain tax positions in tax returns filed since their inception in 2006.

7.	SUBSEQUENT EVENTS

Subsequent to December 31, 2010, on March 1, 2011, the Company entered into a new lease agreement for office space at 798 Moorpark Avenue, Moorpark, CA  93021, with the Redevelopment Agency of the City of Moorpark. The lease is month to month.  For the first six months, the rent is $800 per month.  Starting on month seven, the rent increases to $900 per month.

Also, subsequent to the end of fiscal year 2010, Dan Kass loaned additional funds to the Company for operating expenses.  The Company intends to execute a promissory note for Mr. Kass in the amount of $175,000, comprising all money Mr. Kass has loaned the company as of the date of this filing.  The terms of the note are contemplated to include 6% interest, all payable out of a significant bridge funding or successful public offering.  The terms also provide that Mr. Kass will receive warrants to purchase 87,500 shares of the Company’s common stock at a price of $0.01 per share in consideration of his loans to the Company.

The acquisition by the Company of Anthus, LLC occurred on April 11, 2011.  Anthus was wholly owned by Charles Adelman, and in April, 2011, ownership of Anthus was transferred to the Company. Anthus is a development-stage company incorporated in Delaware in June 2009 by Charles Adelman, president of Anthus and President/CEO of the Company. Anthus is developing the Anthus Channel, a 24/7 global broadcast television network focused on health, wellness, positivity and philanthropy. The basis of the network will be an advanced online social networking system that will create a bridge for advertisers to their target audience, providing a link between broadcast, mobile and web.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.   There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9A   Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's Principal executive officer (who is also the principal financial officer).  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is directly involved in the day-to-day operations of the Company.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Item 9B   Other Information

Menache Adelman Joint Venture

On April 24, 2010, the Company executed a joint venture agreement (the “Joint Venture Agreement”) with Menache, LLC, a California limited liability company (the “Operating Agreement”) containing the governing provisions and intentions for creating a new Delaware limited liability company, Menache Adelman LLC (“Menache Adelman”).  On April 30, 2010, the Company executed an operating agreement for Menache Adelman, conditioned on money being raised for Menache Adelman by the Company and patents being transferred to Menache Adelman by Menache, LLC.

The initial members of Menache Adelman and their ownership percentages are:
Menache, LLC	60%
Adelman Enterprises, Inc.	40%

The Company received this 40% interest in consideration for its promise to contribute $3.5 million, of which a minimum of $350,000 is due no later than May 31, 2011.  If the Company cannot provide these funds, the 60% owner of Menache Adelman, Menache, LLC, has the right to dissolve Menache Adelman and revert the patent rights back to Menache, LLC.

The Operating Agreement provides that at all times Menache LLC must be majority owned and controlled by Alberto Menache or the voting rights for Menache LLC revert to Adelman Enterprises.  Conversely, at all times Adelman Enterprises must be majority owned and controlled by Charles Adelman or the voting rights for Adelman Enterprises revert to Menache LLC.  Mr. Adelman and Mr. Ridley have entered into an agreement that provides that if Mr. Adelman’s voting control dips below 50%, Mr. Ridley will transfer voting rights to 1.7 million shares to Mr. Adelman.

In April 2011, certain patents transferred from Menache LLC to Menache Adelman for a new motion capture system based upon radio frequency (“RF”) technology designed to improve the efficiency of current motion capture process technology.  This new technology covered by the transferred patents includes creation of computer generated characters by capturing the movements of actors and putting them into the computer; real-time camera tracking for film and television productions; camera telemetry and data encoding standards; on-location motion capture for film, television and gaming production; and on-location sports analysis.

The Company committed to funding operations for Menache Adelman for the first year in the amount of $3,500,000.  The use of these funds will be to complete the commercialization of the technology as well as to facilitate deployment of the technology for licensing to productions and other industries.  The Company originally committed to initial funding of at least $350,000 to Menache Adelman no later than October 24, 2010.  If this deadline was not met, Menache LLC had the right to effect the liquidation of Menache Adelman with the ownership of the patents reverting back to Menache LLC.  Net profits would be allocated among members in proportion to ownership interests disclosed above.  No new members can be admitted without written consent of both Menache LLC and the Company.

Subsequent to this agreement, on October 20, 2010, Menache LLC and the Company executed a First Amendment to the Joint Venture Agreement and to the Menache Adelman Operating Agreement granting a 30 day extension on the funding of Menache Adelman.  The agreements were amended to provide a new deadline of November 24, 2010.

Subsequent to those amendments, on November 24, 2010, a new timeline was set in place:  funding by the Company of at least $350,000 must be received three (3) weeks following the date upon the initial public offering of shares of the Company is declared effective, but in no event later than May 31, 2011.

The Board of Managers of Menache Adelman will consist of no more than seven and no fewer than three.  The initial managers and their respective votes will be:
Alberto Menache:	3 votes
Daniel Striepeke:	1 vote
Randy Smith:	1 vote
Charles Adelman:	1 vote
Douglas Ridley:	1 vote

The Operating Agreement provides that vacancies of the positions held by Charles Adelman or Douglas Ridley will be filled by a person designated by the Company.  Vacancies in the other positions shall be filled by a person designated by Menache LLC.

The Operating Agreement further provides that:

(i)
If Charles Adelman ceases to be the majority owner of the Company, then all voting rights held by it will transfer to Alberto Menache or his designee, provided that such designee is an entity controlled by  Mr. Menache; and

(ii)
If Mr. Menache ceases to be the majority owner of Menache LLC, then all voting rights held by it will transfer to Mr. Adelman or his designee, provided that such designee is an entity controlled by Mr. Adelman.

In order to ensure the voting control of Mr. Adelman, his fellow director, Douglas Ridley, has entered into an agreement with Mr. Adelman on April 5, 2011 that if Mr. Adelman’s voting control of the company falls below 50%, Mr. Ridley will transfer his voting interest to Mr. Adelman until such time as Mr. Adelman regains his majority voting control absent this grant.

Menache LLC is controlled and owned by Alberto Menache.   Alberto Menache created and developed the patents that are at the heart of Menache Adelman.  Menache founded an early motion capture company that developed software for motion capture animation.  The software continues to be used in the motion capture industry today.  Menache is the author of “Understanding Motion Capture for Computer Animation and Video Games,” a technical analysis of the art and practice of modern character animation using motion capture.  Menache was a Digital Effects Supervisor at Sony Pictures Imageworks.  He was a contributor to many of the company’s visual effects productions, including such blockbuster films as “Spiderman,” “The Polar Express,” and “Superman Returns.”  In addition to having responsibility for digital effects and motion capture efforts, Menache was involved in the implementation of muscular deformation and facial animation systems.  Menache holds a bachelor's degree in Mechanical Engineering from the National University of Mexico and a Master's Degree in Mathematics and Computer Science from the University of Miami.

PART III

Item 10   Directors, Executive Officers and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Title
Charles Adelman	34	President, CEO and Director
Douglas Ridley	39	Secretary, COO and Director
Daniel Kass	54	Director
Keith Walley	56	Director

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

Charles Adelman. Mr. Adelman has served as the Chairman of the Board, President and Chief Executive Officer of Adelman Enterprises, Inc., since its inception and serves as a manager of Menache Adelman, LLC, a motion capture company as well as the President and Chief Executive Officer of Anthus, LLC, a broadcast television network. Mr. Adelman owns Anthem Digital, a television and film production and distribution company that has been operating in Agoura Hills, California for the past nine years. Charles Adelman is a University of Southern California film school graduate who has worked in television and film for over a decade. Mr. Adelman is experienced in independent film and television production and home entertainment (Video/DVD) distribution; and wrote, directed and produced several feature films for Anthem Pictures, creating movie studio quality films with nominal budgets. Mr. Adelman’s experience as the Company’s Chairman and Chief Executive Officer and involvement in the Company’s formation, along with his knowledge of the Company’s business, experience in health, wellness and positivity industries, management skills, and performance as a board member led the board of directors to conclude that he should continue to serve as a director, as Chairman of the Board, and as Chief Executive Officer.

Douglas Ridley, Esq. Douglas Ridley has served as the Chief Operating Officer of Adelman Enterprises, Inc., and a director since its inception. Mr. Ridley started his legal career as a prosecutor in the Ventura County District Attorney’s Office, devoting the last three years of his position as a prosecutor in the Sexual Assault/Special Victims Unit. After five years as a prosecutor, Mr. Ridley became a founding partner of Quisenberry, Ridley and Shiffman, LLP, a law firm in Westlake Village, California. Mr. Ridley managed the Entertainment Law Division for Television and Film for his firm. Mr. Ridley produced several projects with Heinesight Entertainment prior to joining Adelman Enterprises. Mr. Ridley has a Masters in Political Science and is a graduate of Pepperdine University School of Law.  Mr. Ridley’s experience as a director and as the Company’s Chief Operating Officer, and Mr. Ridley’s knowledge of the Company’s business, experience in health, wellness and positivity industries, management skills, and performance as a board member led the board of directors to conclude that he should continue to serve as a director and as Chief Operating Officer.

Daniel Kass. Daniel Kass has served as a director of the Company since May 12, 2010. Mr. Kass began his career with Chicago-based CDW Computers, Inc., a NASDAQ traded company. He worked with CDW on their efforts to go public and had multiple executive management roles as Executive Vice President, spanning from 1987 to 2002. He was a member of the Board of Directors from 1993 to 2002, when he retired at age 46. In 2005, Mr. Kass turned his attention to philanthropy by founding XXI Century KIDs 1st Foundation which provides nutritional programs to children. Mr. Kass is a founding board member of The da Vinci Society located in San Francisco. In 2009, Mr. Kass founded an initiative called InterCulture to provide and facilitate solutions by building strategic relationships and partnerships to implement media technology, civil society programs and education initiatives.  Mr. Kass’s management advisory experience and performance as a board member led the board of directors to conclude that he should continue to serve as a director.

Keith Walley. Keith Walley has served as a director of the Company since May 12, 2010. Mr. Walley moved to the United States from England in the late 1970s, working with Empire Entertainment as Director and then Vice President of International Sales. During his tenure at Empire, Mr. Walley was credited for the sales and distribution of over one hundred films. In 1987, Mr. Walley raised venture capital and production finance and co-founded Wild Street Pictures, a motion picture production and foreign sales company based in Los Angeles, California. Mr. Walley established and implemented the company's business and creative strategies, while overseeing the company's sales effort from a zero base to a multi-million-dollar turnover. Mr. Walley also proved himself as a successful hands-on producer. He effectively enlisted first time directors such as David Twohy (Pitch Black, The Chronicles of Riddick) and Brian Yuzna (creator of Honey, I Shrunk the Kids); hired and worked closely with writers such as Chad Hayes and Carey W. Hayes (The Reaping, House of Wax).

From 1995 to 1999, Mr. Walley worked on a number of studio films in various positions to hone his craft as a filmmaker. Movies that included; “The People vs. Larry Flynt” starring Woody Harrelson; “Twilight” starring Paul Newman; “Fight Club” starring Brad Pitt and Edward Norton. In 1999 Mr. Walley wrote, produced and directed the feature film “On the Turning Away”, which was invited to make its World Premier at the 1999 Palm Springs International Film Festival. Between September 2001 and October 2004, Mr. Walley completed six additional motion pictures: a full service independent studio located in Agoura Hills, California. Mr. Walley’s duties include production, acquisitions, international sales, and distribution of the company’s catalog of product. Messrs. Walley and Adelman launched Anthem’s move into domestic distribution along with the creation of the Anthem DVD label.  Mr. Walley’s experience in the media industry and performance as a board member led the board of directors to conclude that he should continue to serve as a director.

There are no other executive officers or significant employees of the Company as of December 31, 2010.  No one identified herein has a family relationship.

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  Mr. Kass may be considered an independent director.

The board of directors has not established any committees. The Company intends to provide for the establishment of an audit committee, a compensation committee and a nominating/governance committee effective upon the closing of a public offering.

Item 11  Executive Compensation

The salaries for officers of the Company for the year ended December 31, 2010 are as follows:

Charles Adelman	$31,866
Douglas Ridley	$45,105

There were no executive salaries for the year ended December 31, 2009.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following are beneficial owners of more than five percent of the common stock of the Company's voting securities.

Title of Class	Name & Address	Amount & Nature of Ownership	Percent of Class
Common Stock	Charles Adelman 798 Moorpark Avenue Moorpark, CA 93021	11,200,000	74%
Common Stock	Douglas Ridley 798 Moorpark Avenue Moorpark, CA 93021	1,700,000	11%
Common Stock	Daniel Kass 798 Moorpark Avenue Moorpark, CA 93021	1,200,000	8%

There are no option plans or other compensation plans in place at this time.

Item 13   Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2010, there are balances due to and from three different entities. The relationship between the companies and explanation of the balances are as follows:

1.           Anthus, LLC:  During 2010, Charles Adelman owned 100% of this company currently and subsequently on April 11, 2011 transferred his ownership of Anthus, LLC to the Company. Anthus, LLC is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy.  These amounts were for basic operating expenses reflected in the Company’s Statement of Operations as of December 31, 2010 and totaled $4,271.

2.           Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures. Anthem Pictures sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of December 31, 2010, Anthem Pictures owed the Company rent in the amount of $5,920. In November, the Company purchased furniture and equipment from Anthem Pictures in the amount of $7,500.

3.           Daniel Kass:  Daniel Kass is on the Board of Directors of the Company and owns 8% of the current outstanding shares.  Mr. Kass loaned the Company $25,000 in December of 2010 for Company operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  Subsequent to the end of fiscal year 2010, Dan Kass loaned additional funds to the Company for operating expenses.  The Company intends to execute a promissory note for Mr. Kass in the amount of $175,000, comprising all money Mr. Kass has loaned the company as of the date of this filing.  The terms of the note are contemplated to include 6% interest, all payable out of a significant bridge funding or successful public offering.  The terms also provide that Mr. Kass will receive warrants to purchase 87,500 shares of the Company’s common stock at a price of $0.01 per share in consideration of his loans to the Company.

Subsequent to the end of fiscal year 2010, Mr. Kass loaned additional funds to the Company for operating expenses.  The Company intends to execute a promissory note for Mr. Kass in the amount of $175,000, comprising of all money Mr. Kass has put into the company as of the date of this filing.  The terms of the note are contemplated to include 6% interest, all payable out of a significant bridge funding or successful IPO.  The terms also provide Mr. Kass with an amount of warrants equal to 50% of the dollars loaned to the company, or 87,500 warrants.

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. Mr. Kass may be considered an independent director.  No one identified herein has a family relationship.

Item 14   Principal Accounting Fees and Services

Audit Fees

Audit related fees incurred for the year ended December 31, 2010 totaled $13,200. This included review of the Companies forms 10-Q as well as the 10-K and yearend audit. Audit fees rendered by Weinberg & Company during the year ended December 31, 2009 totaled $3,000.

PART IV

Item 15   Exhibits

(a)           Financial Statements

The following financial statements are included in Item 8. Financial Statements and Supplementary Data:

(b)           Exhibits

3.1	Certificate of Incorporation of Hightower Acquisition Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration on Form 10 filed on May 23, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of Hightower Acquisition Corporation.

3.3	Bylaws of Hightower Acquisition Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration on Form 10 filed on May 23, 2008).

4.1	Reference is made to Exhibit 3.1 above.

10.1	Operating Agreement of Menache Adelman, LLC.

10.2	First Amendment to Limited Liability Company Agreement of Menache Adelman, LLC.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibit 32.1 is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC. (Company)

Dated: April 20, 2011	/s/ Charles Adelman
Charles Adelman, President and Chief Executive Officer