Form 10-Q
period 2011-03-31
Adelman Enterprises, Inc.
filed 2011-05-16
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 0-53258

ADELMAN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

HIGHTOWER ACQUISITION CORPORATION.
(Former name of registrant)

Delaware	20-5572680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
798 Moorpark Avenue
Moorpark, CA 93021
Issuer's Telephone Number:  (818) 436-0410
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

The Registrant has 15,085,300 shares of Common stock, par value $.0001 per share issued and outstanding as of  March 31, 2011. There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes ☐ No ☒

INDEX TO QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets
	March 31, 2011 (Unaudited) and December 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended March 31, 2011 and 2010 and for the period from September 13, 2006 (Inception) to March 31, 2011	4

	Condensed Statements of Cash Flows
	For the Three Months Ended March 31, 2011 and 2010 and for the period from September 13, 2006 (Inception) to March 31, 2011	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis and Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		13

ADELMAN ENTERPRISES, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

Cash	$1,428	$1,507
Due from related party	23,465	15,354
Other Current Assets	20,030	218
Total current assets	44,923	17,079

Property and Equipment, net	5,023	4,985
Intangible Assets, net	23,596	-
Deposits, long-term	2,110	2,170
TOTAL ASSETS	75,652	24,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts Payable	$34,046	$6,593
Due To Shareholder	130,000	25,000
Accrued Expenses	45,253	22,702

TOTAL LIABILITIES	209,299	54,295

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share Authorized – 20,000,000 shares, none issued and outstanding	-	-
Common stock, par value $0.0001 per share Authorized – 100,000,000 shares, Issued and outstanding – 15,080,300	1,509	1,508
Additional paid-in capital	210,459	185,460
Deficit accumulated during development stage	(345,615)	(217,029)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(133,647)	(30,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$75,652	$24,234

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the period from September 13, 2006 (Inception) to March 31, 2011

REVENUE	$-	$-	$-

EXPENSES

Salaries and Wages	64,141	-	192,715

Rent	4,740	-	37,990

G & A Expenses	60,141	-	130,166

Total Expenses	129,022	-	360,871

OTHER INCOME AND EXPENSE

Sub-lease Income	436	-	16,056

LOSS BEFORE INCOME TAXES	$(128,586)	$-	$(344,815)

Tax Provision		-	800

NET LOSS	(128,586)	-	(345,615)

Basic and diluted loss per share	$(0.01)	$-

Weighted average number of shares outstanding, basic and diluted	15,082,578	1,000,000

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the period from September 13, 2006 (Inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(128,586)	$-	$(345,615)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	461	-	874
Amortization	1,404	-	1,404
Stock issued for rent	-	-	19,000
Contributed organizational expenses	-	-	650
Fair value of professional fees	-	-	1,667
Changes in operating assets and liabilities:
Due from related party	(8,111)	-	(23,465)
Deposits	60	-	(2,110)
Accounts Payable	27,453	-	34,046
Accrued Expenses	22,551	-	45,253
Other Current Assets	(19,812)		(20,030)
Net Cash Used In Operating Activities	(104,580)	-	(288,326)
CASH FLOWS FROM INVESTING ACTIVITIES-
Purchase of Property and Equipment	(498)	-	(5,896)
	(498)	-	(5,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	165,726
Redemption of common stock	-	-	(75)
Proceeds from shareholder loans	105,000	-	130,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	-	295,651

INCREASE IN CASH AND CASH EQUIVALENTS	(78)	-	1,429
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,507	500	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,429	$500	$1,429

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for license agreement	$25,000	$-	$25,000

Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NATURE OF OPERATIONS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization & Nature of Operations

Adelman Enterprises, Inc., formerly known as Hightower Acquisition Corporation (the “Company”) was incorporated under the laws of the state of Delaware on September 13, 2006.  On April 27, 2010, Hightower Acquisition Corporation filed an amendment to its certificate of incorporation to change its name to Adelman Enterprises, Inc.  On May 12, 2010 the current shareholders effected a change in control under which they intend to launch a global television network (the Anthus Channel) as well as motion capture technology.

The Company has been selling shares of its common stock at different prices starting June 25, 2010.  From June 25, 2010 through July 28th, 2010 individuals who had helped with the initial stages of the company were offered shares of common stock at a par value of $0.0001.  In most cases, the number of shares of common stock they could purchase at this price was capped out at 10,000 shares for each shareholder. Three individuals were allowed to purchase 50,000 shares of common stock at this price because of their increased involvement with the Company.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three to five years for computer equipment, and three to seven years for office furniture and equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term of the useful life of the improvements.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, which did not exist as of March 31, 2011.

Recent Pronouncements

There are no recently issued accounting standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $128,586 for the period ended March 31, 2011. The Company's current financial resources are not considered adequate to fund its planned operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Anthem Pictures, a company owned 51% by Charles Adelman, sub-leased  a portion of the Company’s offices. As of March 31, 2011, Anthem Pictures owed the Company rent in the amount of $10,920.

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

Property and Equipment

Equipment purchased through March 31, 2011 totaled $5,896 and consists of computer and general office equipment. Accumulated depreciation totaled $874 as of March 31, 2011.

Related Party Transactions

As of March 31, 2011, there are balances due to and from three different entities.

1.           Anthus, LLC: During 2010, Charles Adelman owned 100% of this company and subsequently on April 11, 2011 ownership of Anthus was transferred to the Company in consideration of the purchase of 11,200,000 shares of common stock by Mr. Adelman upon the formation of the Company. Anthus, LLC is a development stage company developing an independent broadcast television network focused on health, wellness, positivity and philanthropy. The total balance due from Anthus, LLC as reflected in the Company’s Balance Sheet as of March 31, 2011 totaled $4,881.

2.           Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures. Anthem Pictures sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of March 31, 2011, Anthem Pictures owed the Company rent in the amount of $10,920. In November, the Company purchased furniture and equipment from Anthem Pictures in the amount of $7,500.

3.           Daniel Kass:  Daniel Kass is on the Board of Directors of the Company and owns 8% of the current outstanding shares. Mr. Kass has loaned the Company a total of $130,000 for Company operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  This is disclosed as Due from Shareholder in the condensed Balance Sheet.

Menache Adelman

In addition to the balances listed above, on April 24, 2010, the Company executed a joint venture agreement (the “Joint Venture Agreement”) with Menache, LLC, a California limited liability company (the “Operating Agreement”) containing the governing provisions and intentions for creating a new Delaware limited liability company, Menache Adelman LLC (“Menache Adelman”).  On April 30, 2010, the Company entered into an operating agreement with Menache Adelman, conditioned on money being raised for Menache Adelman by the Company and certain patents being transferred to Menache Adelman by Menache, LLC.

The initial members of Menache Adelman and their ownership percentages are:
Menache, LLC	60%
Adelman Enterprises, Inc.	40%

The Company received this 40% interest on the promise of delivering $3.5 million to fund Menache Adelman, of which a minimum of $350,000 is due no later than May 31, 2011.  If the Company cannot provide these funds, the 60% owner of Menache Adelman, Menache, LLC, has the right to dissolve Menache Adelman and revert the patent rights back to Menache, LLC.  As of March 31, 2011 the Company has not remitted any funds to Menache Adelman.

The Operating Agreement provides that at all times Menache LLC must be majority owned and controlled by Alberto Menache or the voting rights for Menache LLC revert to Adelman Enterprises.  Conversely, at all times Adelman Enterprises must be majority owned and controlled by Charles Adelman or the voting rights for Adelman Enterprises revert to Menache LLC.  Charles Adelman, the Company’s President, and Douglas Ridley, the Company’s Chief Operating Officer, have entered into an agreement that provides that if Mr. Adelman’s voting control dips below 50%, Mr. Ridley will transfer voting rights to 1.7 million shares to Mr. Adelman.

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

Anthus, LLC

The acquisition by the Company of Anthus, LLC occurred on April 11, 2011.  Anthus was wholly owned by Charles Adelman, and in April, 2011, ownership of Anthus was transferred to the Company in consideration of the purchase of 11,200,000 shares of common stock by Mr. Adelman upon the formation of the Company. Anthus is a development-stage company incorporated in Delaware in June 2009 by Charles Adelman, president of Anthus and President/CEO of the Company. Anthus is developing the Anthus Channel, a 24/7 global broadcast television network focused on health, wellness, positivity and philanthropy. The basis of the network will be an advanced online social networking system that will create a bridge for advertisers to their target audience, providing a link between broadcast, mobile and web.

Income Taxes

As of March 31, 2011, the Company had a net operating loss carryforward of approximately $217,000, which would result in a deferred tax asset of $86,431.  Since the Company has not yet started to generate income, this amount is not currently expected to be realized, and accordingly, the company has fully offset this deferred tax asset with a valuation allowance of $86,431.

Unused net operating loss carryforwards will begin to expire in 2026.

The company has not and does not expect to report any uncertain tax positions in tax returns filed since their inception in 2006.

Subsequent Events

Subsequent to March 31, 2011, Dan Kass loaned the Company $2,200 for operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Expenses

General and Administrative

During this quarter, the Company continued as a development stage company by continuing to implement its plan to launch a global television network as well as a motion capture technology. During this quarter, its expenses have consisted mainly of general and administrative expenses.

Plan of Operation

During the fiscal year ending December 31, 2011, the Company plans to raise capital which will allow it to build out the social network side of Anthus, LLC as well as begin production on programming.  A portion of the funds raised will be used to meet the Company’s obligations to Menache Adelman and to continue improvements on the motion capture technology. The Company is currently in initial negotiations to start licensing out the Menache technology as well as pre-sell ad space on the network in order to generate income.  There can be no assurances that the Company will be successful in its fundraising efforts or in its licensing or networking negotiations.

Employees

The Company’s CEO, Charles Adelman, along with the Company’s COO Douglas Ridley, Jessica Adelman, Nicholas Restuccio and Allison Wachtel are the only five employees currently employed by the Company. The Company has identified individuals to fill the key positions with the Company which will be filled as capital and liquidity allow.

Liquidity and Capital Resources

The Company incurred losses since we began operating our business and, as of March 31, 2011, we had an accumulated deficit of $345,615. As of March 31, 2011 we had cash of $1,428. The Company has raised a total of $186,393 through the private placement of 14,830,300 shares of our common stock. As of March 31, 2011, Dan Kass has loaned the Company a total of $130,000 for operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  During the three months ended March 31, 2011 we issued 5,000 shares of the Company to an unrelated third party in exchange for licensing agreement for music.

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

During the three month ended March 31, 2011 there were no significant changes in the Company’s internal controls.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None.

ITEM 5.	OTHER INFORMATION	None.

ITEM 6.	EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC.
(Registrant)

Dated: May 16, 2011
Charles Adelman,
President and Chief Executive Officer