Form 10-Q
period 2011-06-30
Adelman Enterprises, Inc.
filed 2011-08-22
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ___________

Commission File Number: 0-53258

ADELMAN ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

HIGHTOWER ACQUISITION CORPORATION.
(Former name of registrant)

Delaware	20-5572680
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
798 Moorpark Avenue
Moorpark, CA 93021
Issuer's Telephone Number:  (818) 436-0410
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

The Registrant has 15,085,300 shares of Common stock, par value $.0001 per share issued and outstanding as of  June 30, 2011. There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes ☐   No ☒

INDEX TO QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	June 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations
	For the Three and Six Months Ended June 30, 2011 and 2010 and for the period from September 13, 2006 (Inception) to June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2011 and 2010 and for the period from September 13, 2006 (Inception) to June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis and Plan of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
	June 30, 2011	December 31, 2010
ASSETS

Cash	$97	$1,507

Accounts Receivable	5,000	-

Due from related party	17,893	15,354

Other Current Assets	20,026	218

Total current assets	43,016	17,079

Property and Equipment, net	4,532	4,985

Intangible Assets, net	10,240	-

Deposits, long-term	490	2,170

TOTAL ASSETS	$58,278	$24,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts Payable	$78,012	$6,593

Due To Related Party	141,002	25,000

Accrued Expenses	64,774	22,702

TOTAL LIABILITIES	283,788	54,295

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share Authorized – 20,000,000 shares, none issued and outstanding	-	-

Common stock, par value $0.0001 per share Authorized – 100,000,000 shares, Issued and outstanding – 15,085,300	1,508	1,508

Additional paid-in capital	193,393	185,460

Deficit accumulated during development stage	(420,411)	(217,029)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(225,510)	(30,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,278	$24,234

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the period from September 13, 2006 (Inception) to June 30, 2011

REVENUE	$5,000	$-	$5,000	$-	$5,000

EXPENSES

Salaries and Wages	11,899	-	76,040	-	204,614

Rent	1,524	4,750	6,264	4,750	39,514

Legal and Professional Fees	34,777	698	65,852	698	80,418

Other Expenses	31,596	16,256	60,662	16,256	116,121

Total Expenses	79,796	21,704	208,818	21,704	440,667

OTHER INCOME AND EXPENSE

Sub-lease Income	-	-	436	-	16,056

LOSS BEFORE INCOME TAXES	(74,796)	(21,704)	(203,382)	(21,704)	(419,611)

Income Tax Expense	-	-	-	-	800

NET LOSS	$(74,796)	$(21,704)	$(203,382)	$(21,704)	$(420,411)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	15,085,300	8,234,009	15,083,946	4,642,015

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the period from September 13, 2006 (Inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	$(203,382)	$(21,704)	$(420,411)

Adjustment to reconcile net loss to net cash used by operating activities:

Depreciation	951	-	1,364

Amortization	2,260	-	2,260

Stock issued for rent	-	-	19,000

Contributed organizational expenses	-	-	650

Fair value of professional fees	-	-	1,667

Changes in operating assets and liabilities:

Accounts Receivable	(5,000)	-	(5,000)

Due from related party	(2,539)	(3,133)	(17,893)

Other Current Assets	(19,808)	(200)	(20,026)

Deposits	1,680	21,000	(490)

Accounts Payable	71,419	-	78,012

Accrued Expenses	42,072	3,358	64,774

NET CASH USED IN OPERATING ACTIVITIES	(112,347)	(679)	(296,093)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment	(498)	(600)	(5,896)

Acquisition of Anthus, LLC	(4,567)	-	(4,567)

NET CASH USED IN INVESTING ACTIVITIES	(5,065)	(600)	(10,463)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	1,290	165,726

Redemption of common stock	-	(75)	(75)

Proceeds from related party note	116,002	-	141,002

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,002	1,215	306,653

INCREASE IN CASH AND CASH EQUIVALENTS	(1,410)	(64)	97

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,507	500	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$97	$436	$97

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for license agreement	$12,500	$-	$12,500

Cash Paid For:

Interest	-	-	-

Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

ADELMAN ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Consolidation

Effective April 11, 2011, the Company completed its acquisition of Anthus, LLC (“Anthus”), a wholly-owned business of the Company’s CEO, Charles Adelman. The consolidated financial statements include the accounts of the Company and Anthus (from April 11, 2011 through June 30, 2011). All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The company recognizes revenue from the rendering of video production, editing and graphic design as the services are performed.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $200,486 for the 6 months ended June 30, 2011. The Company's current financial resources are not considered adequate to fund its planned operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from implementation of its business ventures, the Anthus Channel and the motion capture technology.

2.           ACQUISITION OF ANTHUS, LLC

The acquisition by the Company of Anthus, LLC occurred on April 11, 2011.  Anthus was wholly owned by Charles Adelman, and in April, 2011, ownership of Anthus was transferred to the Company. Anthus is a development-stage company incorporated in Delaware in June 2009 by Charles Adelman, president of Anthus and President/CEO of the Company. Anthus is developing the Anthus Channel, a 24/7 global broadcast television network focused on health, wellness, positivity and philanthropy. The basis of the network will be an advanced online social networking system that will create a bridge for advertisers to their target audience, providing a link between broadcast, mobile and web. Anthus had limited operations through the acquisition date. As a result, Anthus was transferred to the company for no consideration. As a result of the acquisition, the Company assumed liabilities of Anthus which totaled $4,567.

3.           RELATED PARTY TRANSACTIONS

As of June 30, 2011, there are balances due to and from three different entities.

Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures. Anthem Pictures sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. As of June 30, 2011, Anthem Pictures owed the Company rent in the amount of $8,989.

Daniel Kass:  Daniel Kass is on the Board of Directors of the Company and owns 8% of the current outstanding shares. Mr. Kass has loaned the Company a total of $135,443 for Company operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  This is disclosed as Due to Shareholder in the condensed Balance Sheet.

Helen Jepsen:  Helen Jepsen is a shareholder of the Company. Mrs. Jepsen has loaned the Company a total of $2,974 for Company travel expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  This is disclosed as Due to Shareholder in the condensed Balance Sheet.

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

Pursuant to the terms of the original agreement between the parties, the Company received this 40% interest on the promise of delivering $3.5 million to fund Menache Adelman, of which a minimum of $350,000 is due no later than October 31, 2011.  If the Company does not provide these funds, the 60% owner of Menache Adelman, Menache, LLC, has the right to dissolve Menache Adelman and revert the patent rights back to Menache, LLC.  The agreement between the companies has been amended a number of times, as set forth below.  As of June 30, 2011, the Company has not remitted any funds to Menache Adelman.

The Company committed to funding operations for Menache Adelman for the first year of operations in the amount of $3,500,000.  The use of these funds will be to complete the commercialization of Menache-Adelman’s new motion capture system technology as well as to facilitate deployment of the technology for licensing to productions and other industries.  The Company originally committed to initial funding of at least $350,000 to Menache Adelman no later than October 24, 2010.  If this deadline was not met, Menache LLC had the right to effect the liquidation of Menache Adelman with the ownership of the patents reverting back to Menache LLC.  Net profits would be allocated among members in proportion to ownership interests disclosed above.  No new members can be admitted without written consent of both Menache LLC and the Company.

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

The Joint Venture Agreement and the Menache Adelman Operating Agreement were further amended as of March 30, 2011.  Pursuant to the third amendment to each such agreement, in consideration for the issuance of 100,000 shares of Company stock to Menache LLC, the funding deadline with respect to the $350,000 was further extended to October 31, 2011.  In addition, pursuant to the amendment, the Company is obligated to pay $66,667 to Alberto Menache for consulting services.  All payments must be made by remitting one-third of each dollar received by the Company or any subsidiary of the Company that is in excess of minimum amounts necessary to the Company’s monthly expenses, or $6,000 per month.

Finally, beginning August 20, 2011, the Company is also required to make capital contributions to Menache Adelman in addition to the $3,500,000, at least equal to the amounts necessary to pay all costs set forth in the budget adopted by Menache Adelman’s Board of Managers.   The Board of Managers has adopted a budget as of March 30, 2011, that would require capital contributions by the Company of $3,518,000 over a twelve-month period.  The Board of Managers may amend such budget at any time.

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

4.           COMMITMENTS & CONTINGENCIES

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

Anthem Pictures, a company owned 51% by Charles Adelman, sub-leased a portion of the Company’s offices. As of June 30, 2011, Anthem Pictures owed the Company rent in the amount of $8,989.

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

Menache Adelman

The Company is committed to funding the operations of Menache Adelman in the amount of $3,500,000. Menache Adelman may require additional capital contribution in unlimited amounts at any time. In addition, the Company is required to pay $66,667 to Alberto Menache, a member of the Board of Managers of Menache Adelman, for future consulting services.

5.           INCOME TAXES

As of June 30, 2011, the Company had a net operating loss carryforward of approximately $408,515, which would result in a deferred tax asset of $162,712.  Since the Company has not yet started to generate income, this amount is not currently expected to be realized, and accordingly, the company has fully offset this deferred tax asset with a valuation allowance of $162,712.

Unused net operating loss carryforwards will begin to expire in 2026.

The company has not and does not expect to report any uncertain tax positions in tax returns filed since their inception in 2006.

6.           SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued 100,000 shares to Menache LLC in consideration for extension of the Menache Adelman funding deadline, as set forth above.

On July 22, 2011, the Company issued 5,000 shares each to Stuart Gillard and Maury Hayahida as they both joined the Board of Advisors.

The Company also issued 20,000 shares on July 22, 2011 in trade for music licensing to Ryan Farish. The total value of music that was licensed is $50,000.

There were 225,000 shares issued to the Company’s attorneys, AW Investments on July 22, 2011 in exchange for deferring payment of legal fees.

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

Revenue

The company recognizes revenue from the rendering of video production, editing and graphic design as the services are performed. During the quarter ended June 30, 2011, Anthus, LLC generated $5,000 in income.

Expenses

General and Administrative

The Company incurred salary and wage expenses totaling $11,899 and $0 for the three months ended June 30, 2011 and 2010, respectively and $76,040 and $0 for the six months ended June 30, 2011 and 2010, respectively. Rent expenses totaled $1,524 and $4,750 for the three months ended June 30, 2011 and 2010, respectively and $6,264 and $4,750 for the six months ended June 30, 2011 and 2010, respectively. Legal and professional expenses totaled $34,777 and $698 for the three months ended June 30, 2011 and 2010, respectively and $65,852 and $698 for the six months ended June 30, 2011 and 2010, respectively.

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

Employees

The Company’s CEO, Charles Adelman, along with the Company’s COO Douglas Ridley and Jessica Adelman, are the only employees currently employed by the Company. The Company has identified individuals to fill  key positions with the Company which will be filled as capital and liquidity allow.

Liquidity and Capital Resources

The Company incurred losses since we began operating our business and, as of June 30, 2011, we had an accumulated deficit of $420,411. As of June 30, 2011 we had cash of $97. The Company has raised a total of $186,393 through the private placement of 14,830,300 shares of our common stock. As of June 30, 2011, Dan Kass has loaned the Company a total of $135,443 for operating expenses and Helen Jepsen loaned the Company a total of $2,974. Both loans are at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.

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

During the three month ended June 30, 2011 there were no significant changes in the Company’s internal controls.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

10.1	Third Amendment to Limited Liability Company Agreement of Menache Adelman, LLC.

10.2	Third Amendment to Joint Venture Agreement between Adelman Enterprises, Inc. and Menache, LLC.

31.1	Certification of CEO & CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC.
(Registrant)

Dated: August 22, 2011
Charles Adelman,
President and Chief Executive Officer