Form 10-Q
period 2011-09-30
Adelman Enterprises, Inc.
filed 2011-11-22
CIK 1435613

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The Registrant has 15,445,100 shares of Common stock, par value $.0001 per share issued and outstanding as of  September 30, 2011. There currently is no public market for the Company’s Stock.

Traditional Small Business Disclosure Format (check one)  Yes ☐   No ☒

INDEX TO QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	For the Period Ending September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations
	For the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from September 13, 2006 (Inception) to September 30, 2011	4

	Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30, 2011 and 2010 and for the period from September 13, 2006 (Inception) to September 30, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis and Plan of Operation	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

Signatures		18

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE PERIOD ENDING SEPTEMBER 30, 2011 AND DECEMBER31, 2010
(UNAUDITED)

	September 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS

Cash	$91	$1,507

Due from Related Party	10,725	15,354

Prepaid Expenses	146,554	218

Total Current Assets	157,370	17,079

Property and Equipment, net	4,038	4,985

Intangible Assets, net	57,504	-

Deposits, Long-term	490	2,170

TOTAL ASSETS	$219,402	$24,234

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable	$89,894	$6,593

Due To Related Party	141,200	25,000

Accrued Expenses	123,248	22,702

TOTAL LIABILITIES	354,342	54,295

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, par value $0.0001 per share

Authorized – 20,000,000 shares,
none issued and outstanding	-	-

Common stock, par value $0.0001 per share

Authorized – 100,000,000 shares, 15,445,100 and 15,080,300 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	1,545	1,508

Additional paid-in capital	479,906	185,460

Deficit accumulated during development stage	(616,391)	(217,029)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(134,940)	(30,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$219,402	$24,234

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the period from September 13, 2006 (Inception) to September 30, 2011

REVENUE	$15,000	$-	$20,000	$-	$20,000
EXPENSES
Salaries and Wages	358	18,945	76,398	18,945	2,143
Rent	2,343	14,250	8,607	11,500	41,857
Legal and Professional Fees	32,360	5,701	98,212	6,399	114,778
Amortization	18,735	-	20,996	-	20,996
Other Expenses	20,810	58,321	75,880	82,077	332,043
Total Expenses	74,606	97,217	280,093	118,921	511,817
OTHER INCOME AND EXPENSE
Interest Expense	(135,574)	-	(138,905)	-	(138,905)
Sub-lease Income	-	-	436	-	16,056
LOSS BEFORE INCOME TAXES	$195,180	$97,217	$398,562	$118,921	$614,666
Income Tax Expense	800	800	800	800	1,725
NET (LOSS)	(195,980)	(98,017)	(399,362)	(119,721)	(616,391)
Basic and diluted loss per share	$0.01	$0.01	$0.03	$0.01
Weighted average number of shares outstanding, basic and diluted	15,279,322	14,951,789	15,176,659	8,115,804

ADELMAN ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the period from September 13, 2006 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(399,362)	$(119,721)	$(616,391)
Stock issued for services	8,000	-	9,667
Stock issued in lieu of interest	260,000	-	260,000

Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation	1,445	135	1,858
Amortization	20,996	-	20,996
Stock issued for rent	-	19,000	19,000
Contributed organizational expenses	-	-	650
Changes in operating assets and liabilities:
Due from related party	4,629	(11,771)	(10,725)
Prepaid Expenses	(146,336)	(4,750)	(146,554)
Deposits	1,680	(2,170)	(490)
Accounts Payable	83,301	-	89,894
Accrued Expenses	100,546	4,225	123,248
Net Cash Used In Operating Activities	(65,101)	(115,052)	(248,847)
CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(50,000)	-	(50,000)
Purchase of Property and Equipment	(498)	(2,197)	(5,896)
Acquisition of Anthus	(4,817)	-	(4,817)
NET CASH USED IN INVESTING ACTIVITIES	(55,315)	(2,197)	(60,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,800	120,223	168,526
Redemption of common stock	-	(75)	(75)
Proceeds from related party note	116,200	-	141,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,000	120,148	309,651
INCREASE IN CASH AND CASH EQUIVALENTS	(1,416)	2,899	91
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,507	500	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$91	$3,399	$91
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for licensing agreements	$28,500	$-	$28,500

Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

ADELMAN ENTERPRISES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization & Nature of Operations

Adelman Enterprises, Inc. (“the Company”) is designed to become a diversified global media and technology company. Currently, it has one subsidiary, Anthus, LLC (“Anthus”) and one joint venture affiliate, Menache Adelman LLC (“Menache Adelman”).

The Company, through Anthus, has received limited revenues from operations during 2011. No other revenues have been generated since the Company’s inception.

Preparation of Interim Condensed Consolidated Financial Statements

These interim condensed consolidated financial statements for the periods ended September 30, 2011 and 2010 have been prepared by the Company's management, without audit in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise noted) necessary to present fairly the Company's financial position, results of operations and cash flows for the fiscal periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these interim financial statements pursuant to the SEC's rules and regulations, although the Company's management believes that the disclosures are adequate to make the information presented not misleading. The financial position, results of operations and cash flows for the interim periods disclosed herein are not necessarily indicative of future financial results. These interim condensed consolidated financial statements should be read in conjunction with the annual financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10K for the fiscal year ended December 31, 2010.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Consolidation

Effective April 11, 2011, the Company completed its acquisition of Anthus. The consolidated financial statements include the accounts of the Company and Anthus (from April 11, 2011 through September 30, 2011). All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The company currently recognizes revenue from the rendering of video production, editing and graphic design services through its wholly owned subsidiary, Anthus, as services are performed.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $399,362 for the nine months ended September 30, 2011. The Company's current financial resources are not considered adequate to fund its planned operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern currently is dependent upon timely procuring significant external debt and/or equity financing to fund its immediate and near-term operations, and subsequently realizing operating cash flows from implementation of its business ventures, the Anthus Channel and the motion capture technology.

Operating Lease

On March 1, 2011, the Company vacated its offices on Bonsai Avenue and entered into a new short-term lease agreement on a 1,180 square foot building located at 798 Moorpark Avenue, Moorpark, CA  93021. This building is owned by the Redevelopment Agency of the City of Moorpark (Redevelopment Agency).  The term is month to month and had a lease rate of $800 through August 31, 2011. Effective September 1, 2011, the rent increased to $900 per month.

2.	ACQUISITION OF ANTHUS

The acquisition by the Company of Anthus, LLC occurred on April 11, 2011.  Anthus was wholly owned by Charles Adelman, and in April, 2011, ownership of Anthus was transferred to the Company. Anthus is a development-stage company incorporated in Delaware in June 2009 by Charles Adelman, president of Anthus and President/CEO of the Company. Anthus is developing the Anthus Channel, a 24/7 global broadcast television network focused on health, wellness, positivity and philanthropy. The basis of the network will be an advanced online social networking system that will create a bridge for advertisers to their target audience, providing a link between broadcast, mobile and web. Anthus had limited operations through the acquisition date. As a result, Anthus was transferred to the company for no consideration. As a result of the acquisition, the Company assumed liabilities of Anthus which totaled $4,817.

3.	RELATED PARTY TRANSACTIONS

As of September 30, 2011, there are balances due to and from four different entities.

A.           Anthem Pictures: Charles Adelman is 51% owner and President of Anthem Pictures. Anthem Pictures sub-leased part of the building located at 5214 Bonsai Ave, Moorpark, CA 93021. Anthem Pictures owed the Company rent in the amount of $2,150 and $5,920 as of September 30, 2011 and December 31, 2010, respectively. This total is included in Due from Related Party on the condensed Balance Sheets.

B.           Daniel Kass:  Daniel Kass is on the Board of Directors of the Company and owns 8% of the current outstanding shares. Mr. Kass  loaned the Company a total of $25,000 as of December 31, 2010 and a total of $138,440 as of September 30, 2011 for Company operating expenses at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  This total is included in Due to Related Party on the condensed Balance Sheets.

C.           Helen Jepsen:  Helen Jepsen is a shareholder of the Company. Mrs. Jepsen has loaned the Company a total of $2,974 for Company travel expenses during the 9 months ended September 30, 2011 at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.  This total is included in Due to Related Party on the condensed Balance Sheets.

D.           Menache Adelman:  Adelman Enterprises is 40% owner in Menache Adelman. As of September 30, 2011, Menache Adelman owed the Company $8,166. This total is included in Due from Related Party on the condensed Balance Sheets.

4.	COMMITMENTS & CONTINGENCIES

Operating Lease

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

Menache Adelman

In addition to the balances listed above, on April 24, 2010, the Company executed a joint venture agreement (the “Joint Venture Agreement”) with Menache, LLC, a California limited liability company (the “Operating Agreement”) containing the governing provisions and intentions for creating a new Delaware limited liability company, Menache Adelman.  On April 30, 2010, the Company entered into an operating agreement with Menache Adelman, conditioned on money being raised for Menache Adelman by the Company and certain patents being transferred to Menache Adelman by Menache, LLC.

The initial members of Menache Adelman and their ownership percentages are:

Menache, LLC	60%
Adelman Enterprises, Inc.	40%

Pursuant to the terms of the original agreement between the parties, the Company received this 40% interest on the promise of delivering $3.5 million to fund Menache Adelman, of which a minimum of $350,000 was due no later than May 31, 2011.  If the Company could not provide those funds, the 60% owner of Menache Adelman, Menache, LLC, had the right to dissolve Menache Adelman and revert the patent rights back to Menache, LLC.  The agreement between the companies has been amended a number of times, as set forth below.  As of September 30, 2011, the Company has not remitted any funds to Menache Adelman.

The Company committed to funding operations for Menache Adelman for the first year in the amount of $3,500,000. In addition, the Company is required to pay $66,667 to Alberto Menache, a member of the Board of Managers of Menache Adelman, for future consulting services. The use of these funds will be to complete the commercialization of the technology as well as to facilitate deployment of the technology for licensing to productions and other industries.  The Company originally committed to initial funding of at least $350,000 to Menache Adelman no later than October 24, 2010.  Pursuant to a number of amendments the funding deadline was extended to October 31, 2011. The Company was unable to meet this deadline. As a result, Menache LLC has the right to effect the liquidation of Menache Adelman with the ownership of the patents reverting to Menache LLC.

Success Bonus

Management intends to pay a bonus dependent on the degree of success the Company may derive from fundraising efforts being carried out through a public offering of stock as described in the Company’s Form S-1 and related amendments which have been filed with the Securities & Exchange Commission. As of this date, the degree of success is uncertain therefore no amount has been calculated or accrued.

5.	INCOME TAXES

As of September 30, 2011, the Company had a net operating loss carryforward of approximately $480,000, which would result in a deferred tax asset of approximately $165,000.  Since the Company has not yet started to generate income, this amount is not currently expected to be realized, and accordingly, the company has fully offset this deferred tax asset with a valuation allowance.

Unused net operating loss carryforwards will begin to expire in 2026.

The company has not and does not expect to report any uncertain tax positions in tax returns filed since their inception in 2006.

6.	COMMON STOCK ISSUANCES

During the quarter ended June 30, 2011, 5,000 shares of the Company’s common stock were issued in exchange for the license on a song. The transaction was valued at $2.50 per share for a total transaction cost of $12,500.

During the quarter ended September 30, 2011, shares of the Company’s common stock were issued as follows:

1.  The Company entered into an agreement whereby 20,000 shares were issued and an obligation to pay $50,000 was incurred in exchange for the licensing of a music library consisting of 211 songs for the period of one year. The shares were valued at $0.80 per share for a total transaction cost of $66,000.

2.  225,000 shares were issued to the Company’s general counsel to provide an extension of time to pay outstanding invoices until the Company’s S-1 registration statement becomes effective and sufficient proceeds are available to pay the balance. The transaction was valued at $0.80 per share for a total transaction cost of $180,000 and will be amortized over the period of time currently expected for the S-1 to become effective.

3.  100,000 shares were issued to Menache, LLC to provide an extension of time to fund Menache-Adelman, LLC. The transaction was valued at $0.80 per share for a total transaction cost of $80,000 and will be amortized through October 31, 2011, the period of time through with Menache, LLC has granted an extension of time to fund Menache-Adleman, LLC.

4.  10,000 shares were issued to special advisers to the Company. These transactions were valued at $0.80 per share for a total transaction cost of $8,000.

5.  4,800 shares were issued to company advisers for cash totaling $2,800.

7.	OPERATING SEGMENT INFORMATION

The following is key information about each of the Company’s operating segments for the nine months ended September 30, 2011 and 2010:

	Adelman Enterprises	Anthus		Consolidated
REVENUES FROM EXTERNAL CUSTOMERS
2011	$-	$20,000		$20,000
2010	$-	$-		$-

REVENUES FROM OTHER OPERATING SEGMENTS
2011	$-	$-		$-
2010	$-	$-		$-

SEGMENT PROFIT OR (LOSS)
2011	$(403,006)	$3,644		$(399,362)
2010	$(119,721)	N/A,	(1)	$(119,721)

CAPITAL EXPENDITURES
2011	$498	$-		$498
2010	$2,197	N/A,	(1)	$2,197

(1)   Anthus was not a part of the Company until April 2011.

8.	SUBSEQUENT EVENTS

1. Subsequent to September 30, 2011, the Company issued 20,000 shares of common stock to an individual in consideration for help with corporate compliance.

2. Subsequent to September 30, 2011, an individual joined the Anthus team as Executive Vice President of Creative Development and was issued 200,000 shares of common stock.

3. On October 24, 2011, the Company filed Form S-1.

4. On November 3, 2011, the Company filed Form S-1/A.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

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

BUSINESS DEVELOPMENT

The Company, through its subsidiary Anthus, has received limited revenues from operations during 2011. No other revenues have been generated prior to this year. The following is a description of the Company’s plan of operation for the remainder of the fiscal year.

The Company intends to be a diversified global media and technology company developing the Anthus Channel with purpose driven content, mobile platforms and social networking.  The Company's objective is to be the leading custom-content producing, technology-based, socially conscious media company.

In the early stages of development the Company’s business will be significantly dependent on the Company’s management team.  The Company’s success will be particularly dependent upon: Charles Adelman, Douglas Ridley and Bob Denton.

The Company plans to expand its business through the introduction of a social media platform and by soliciting carriage providers to gain commitments for channel placement of Anthus.  The Company plans to implement an online distribution outlet for the network that will expand the reach of programming and increase audience share.  The Company believes that it will be able to develop a customer base comprised of home consumers and viewers of television programming and develop a large customer base through the marketing and promotion of the television channel and the online presence.  The Company believes that its programming and delivery avenues offer advantages over competitive companies and products.

Employees

The Company has three executive officers: Charles Adelman, President and Chief Executive Officer, Douglas Ridley, Chief Operating Officer, Bob Denton, Chief Financial Officer and one employee, Jessica Adelman. The Company does not have any other employees, but expects that to hire additional personnel as the company expands.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2011 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

During the three months ended September 30, 2011, the Company generated $15,000 of revenue through its wholly owned subsidiary, Anthus, LLC for video production services. No revenue was earned in the three month period ended September 30, 2010.

Expenses

The Company incurred salary and wage expenses totaling $358 and $18,945 for the three months ended September 30, 2011 and 2010, respectively. Sufficient capital was available in the fourth quarter of 2010 and first quarter of 2011 to pay modest salaries to the Company’s management during those times. Since that time, management has forgone payment of wages until such time that sufficient capital is again available. The increase in salaries and wages was the result of timing as to when management received compensation. No amounts are due to management as of September 30, 2011 for periods prior to that time where compensation was not paid and instead a bonus will be paid based on the degree of success the Company may derive from fundraising efforts being carried out through a public offering of stock as described in the Company’s Form S-1 and related amendments which have been filed with the Securities & Exchange Commission.

The Company incurred rent expense totaling $2,343 and $14,250 for the three months ended September 30, 2011 and 2010, respectively. The decrease in rent expense was the result of management moving the Company’s operations into a building with a much lower monthly rental rate.

The Company incurred legal and professional fees totaling $32,360 and $5,701 for the three months ended September 30, 2011 and 2010, respectively. The increase in legal and professional fees was primarily the result of paying for the services related to the audit of the Company’s financial statements as of and for the year ended December 31, 2010 as a result of the Company becoming an active operating company in April 2010.

The Company incurred other expenses of $20,810 and $58,321 for the three months ended September 30, 2011 and 2010, respectively. The decrease in other expenses was primarily the result of decreased travel related expenses and general office expenses.

Net Loss

As a result of the aforementioned, the Company’s net loss increased to $195,980 for the three month period ended September 30, 2011 as compared to $98,017 for the three month period ended September 30, 2010.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2011 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

During the nine months ended September 30, 2011, the Company generated $20,000 of revenue through its wholly owned subsidiary, Anthus, LLC for video production services. No revenue was earned in the nine month period ended September 30, 2010.

Expenses

The Company incurred salary and wage expenses totaling $76,398 and $18,945 for the nine months ended September 30, 2011 and 2010, respectively. Sufficient capital was available in the fourth quarter of 2010 and first quarter of 2011 to pay modest salaries to the Company’s management during those times. Since that time, management has forgone payment of wages until such time that sufficient capital is again available. The increase in salaries and wages was the result of timing as to when management received compensation. No amounts are due to management as of September 30, 2011 for periods prior to that time where compensation was not paid and instead a bonus will be paid based on the degree of success the Company may derive from fundraising efforts being carried out through a public offering of stock as described in the Company’s Form S-1 and related amendments which have been filed with the Securities & Exchange Commission.

The Company incurred rent expense totaling $8,607 and $11,500 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in rent expense was the result of management moving the Company’s operations into a building with a much lower monthly rental rate.

The Company incurred legal and professional fees totaling $98,212 and $6,399 for the nine months ended September 30, 2011 and 2010, respectively. The increase in legal and professional fees was primarily the result of paying for the services related to the audit of the Company’s financial statements as of and for the year ended December 31, 2010 as a result of the Company becoming an active operating company in April 2010 and additionally due to legal expenses which have been incurred relative to the Company’s Form S-1 filings.

The Company incurred other expenses of $75,880 and $82,077 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in other expenses was primarily the result of an increase in marketing, filing, interest, payroll, service and computer charges in 2011 and a decrease in outside services, office supplies, and travel expenses.

Other Income and Expense

Other income and expenses consisted of $436 and $0 of sub-lease income for the nine month periods ended September 30, 2011 and 2010, respectively.

Net Loss

As a result of the aforementioned, the Company’s net loss increased to $399,362 for the nine month period ended September 30, 2011 as compared to $119,721 for the nine month period ended September 30, 2010.

LIQUIDITY & CAPITAL RESOURCES

The Company incurred losses since we began operating our business and as of September 30, 2011, we had an accumulated deficit of $616,391. As of September 30, 2011 we had cash of $91. The Company has raised a total of $170,768 through the private placement of 15,081,300 shares of common stock. Additionally, the Company has issued 363,800 shares of common stock in exchange for services and intangible assets. As of September 30, 2011, Dan Kass has loaned the Company a total of $138,440 for operating expenses and Helen Jepsen loaned the Company a total of $2,974. Both loans are at 6% interest, to be paid out of any bridge funding or funds out of a successful public offering.

OFF BALANCE SHEET ARRANGEMENT

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial conditions, revenues, results of operations, and liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

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

The principal executive officer and principal financial officer of the Company, (“the Certifying Officers”) with the assistance of advisors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in section 240.13a-14(c) and 240.15d-14(c) under the Exchange Act) within 90 days prior to the filing of this report. Based upon the evaluation, the Certifying Officers concludes that the Company’s disclosure controls and procedures are not effective in timely alerting management to material information relative to the Company which is required to be disclosed in its periodic filings with the SEC. This is due to the lack of employing internal resources sufficiently knowledgeable in accounting and SEC disclosures.

During the three months ended September 30, 2011 there were no significant changes in the Company’s internal controls.

PART II

ITEM 1A.	RISK FACTORS

The Company was unable to meet its funding deadline with respect to Menache Adelman LLC, possibly hindering its access to certain technology owned by that company.

The Company was unable to meet its funding obligations to Menache Adelman LLC on October 31, 2011, as required under the terms of the Operating Agreement of Menache Adelman, LLC.  As a result, Menache LLC has the right to effect the liquidation of Menache Adelman with the ownership of the patents reverting to Menache LLC.  The Company believes that it can implement its business plan despite the possible reversion of the patents to Menache LLC.  However, to the extent that the Company’s results of operations were dependent on the use of technology owned by Menache Adelman LLC to provide unique content, the Company will need to seek a different channel for accessing such technology.  There can be no assurance that the Company will be able to obtain access to the motion capture technology previously owned by Menache Adelman LLC.

ITEM 6.	EXHIBITS

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELMAN ENTERPRISES, INC.
(Registrant)

Dated: November 21, 2011
Charles Adelman,
President and Chief Executive Officer

Dated: November 21, 2011
Robert L. Denton,
Chief Financial Officer